Form 10QSB
period 2001-03-31
INDIGO ENERGY INC
filed 2001-05-15
CIK 1118629

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended         3/31/01
                                  -----------------------

   [ ]      Transition report under Section 13 or 15(d) of the Exchange Act

   For the transition period from                 to
                                  ---------------    ---------------

   Commission file number                       811-3584
                          ------------------------------------------------------

                               Indigo Energy, Inc.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                 Delaware                                13-4105842
      -------------------------------                 ----------------
      (State or Other Jurisdiction of                 (I.R.S. Employer
       Incorporation or Organization)                Identification No.)

                   535 Westgate Drive, Napa, California 94558
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (707) 254-9302
--------------------------------------------------------------------------------
                           (Issuer's Telephone Number)


--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal year,
                          if Changed Since Last Report)

Check whether the issuer; (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

As of March 31, 2001, 11,486,800 shares of the issuer's common stock, par value $0.001 per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                Table of Contents

                                                                            Page

Part I.........................................................................1

     Item 1.  Condensed Financial Statements

              Balance Sheets as of March 31, 2001 and
              December 31, 2000 (Unaudited)....................................2

              Interim Statements of Operations for the Three Months Ended
              March 31, 2001, the period March 8, 2000 (Inception) to
              March 31, 2000 and Cumulative from Inception on March 8, 2000 to March 31, 2001 (Unaudited)....................................4

              Interim Statements of Cash Flows for the Three Months Ended
              March 31, 2001, the period March 8, 2000 (Inception) to
              March 31, 2000 and Cumulative from Inception on March 8, 2000 to March 31, 2001................................................5

              Statement of Stockholders Equity for the period March 8, 2000
              (Inception) to March 31, 2001(Unaudited).........................7

              Notes to Interim Financial Statements for the Three Months
              Ended March 31, 2001.............................................8

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operation....................10

Part II.......................................................................11

     Item 6.  Exhibits and Reports on Form 8-K................................11

PART 1. FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS


                               INDIGO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                MARCH 31,    DECEMBER 31,
                                                                  2001           2000
                                                                --------       --------
                       ASSETS

CURRENT ASSETS

   Cash                                                         $ 97,761       $ 11,050
   Receivable - shared research cost                                             10,000
   Prepaid expenses                                                1,052
   Advances to officers (stockholders)                            56,546         39,142
                                                                --------       --------

     TOTAL CURRENT ASSETS                                        155,359         60,192
                                                                --------       --------

FIXED ASSETS - EQUIPMENT - Net of accumulated
   depreciation of $552 and $368, respectively                     3,130          3,314
                                                                --------       --------

OTHER ASSETS

   Expenses preparatory to a public offering of the Company's
      common stock                                                              100,855
   Patent application costs                                       19,068         12,578
                                                                --------       --------

     TOTAL OTHER ASSETS                                           19,068        113,433
                                                                --------       --------

                                                                $177,557       $176,939
                                                                ========       ========

See accompanying notes to financial statements.

                                                                                      MARCH 31,     DECEMBER 31,
                                                                                        2001            2000
                                                                                      ---------       ---------
              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                                                  $   38,868       $ 150,285
   Due to subscribers - amounts received in excess of
      $250,000 maximum initial public offering                                            8,450
                                                                                      ---------       ---------

     TOTAL CURRENT LIABILITIES                                                           47,318         150,285
                                                                                      ---------       ---------

STOCKHOLDERS' EQUITY

   Preferred stock, $0.001 par value per share:
      Authorized and unissued 10,000,000 shares
   Common stock, $0.001 par value per share:
      Authorized 90,000,000 shares
      Issued and outstanding 11,486,800 and 10,486,800 shares,
        respectively                                                                     11,487          10,487
   Additional paid-in capital                                                           473,958         303,313
   Deficit accumulated during the development stage                                    (355,206)       (287,146)
                                                                                      ---------       ---------
     TOTAL STOCKHOLDERS' EQUITY                                                         130,239          26,654
                                                                                      ---------       ---------
                                                                                      $ 177,557       $ 176,939
                                                                                      =========       =========

                               INDIGO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        INTERIM STATEMENTS OF OPERATIONS
                    (with cumulative figures from inception)
                                   (UNAUDITED)

                                        FOR THE THREE   MARCH 8, 2000    MARCH 8, 2000
                                         MONTHS ENDED  (INCEPTION) TO   (INCEPTION) TO
                                       MARCH 31, 2001  MARCH 31, 2000   MARCH 31, 2001
                                       --------------  --------------   --------------
REVENUE                                  $      --        $      --        $      --
                                         ---------        ---------        ---------

EXPENSES

   Research and development expenses         3,641            6,293          191,160
   General and administrative expenses      64,235              742          164,419
   Depreciation                                184                               552
                                         ---------        ---------        ---------

TOTAL EXPENSES                              68,060            7,035          356,131
                                         ---------        ---------        ---------

INTEREST INCOME                                 --               --              925
                                         ---------        ---------        ---------

NET LOSS                                 $ (68,060)       $  (7,035)       $(355,206)
                                         =========        =========        =========

BASIC NET LOSS PER COMMON SHARE          $   (.006)       $   (.001)       $   (.034)
                                         =========        =========        =========


See accompanying notes to financial statements.

                               INDIGO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        INTERIM STATEMENTS OF CASH FLOWS
                    (with cumulative figures from inception)
                                   (UNAUDITED)

                                                        FOR THE THREE      MARCH 8, 2000     MARCH 8, 2000
                                                         MONTHS ENDED     (INCEPTION) TO    (INCEPTION) TO
                                                       MARCH 31, 2001     MARCH 31, 2000    MARCH 31, 2001
                                                       --------------     --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                               $  (68,060)        $  (7,035)        $(355,206)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
         Noncash items:
            Depreciation of equipment                            184              --                 552
            Value of services contributed to the
               Company by certain executive officers          22,500              --              97,500
         (Increase) decrease in assets:
            Receivable - shared research cost                 10,000              --
            Prepaid expenses                                  (1,052)             --              (1,052)
         Increase (decrease) in accounts payable            (111,417)             --              38,868
                                                          ----------        ----------        ----------

NET CASH USED IN OPERATING ACTIVITIES                       (147,845)           (7,035)         (219,338)
                                                          ----------        ----------        ----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Payments for the purchase of equipment                       --                --              (3,682)
   Payments of patent application costs                       (6,490)             --             (19,068)
   Advances to officers (stockholders)                       (17,404)             --             (56,546)
                                                          ----------        ----------        ----------

NET CASH USED IN INVESTING ACTIVITIES                        (23,894)             --             (79,296)
                                                          ----------        ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net               250,000             9,000           387,945
   Amounts received from subscribers in excess
      of $250,000 maximum initial public offering              8,450              --               8,450
   Advances from officers (stockholders)                                         7,035
                                                          ----------        ----------        ----------

NET CASH PROVIDED BY FINANCING
   ACTIVITIES                                                258,450            16,035           396,395
                                                          ----------        ----------        ----------

NET INCREASE IN CASH                                          86,711             9,000            97,761

CASH AT BEGINNING OF PERIOD                                   11,050              --                --
                                                          ----------        ----------        ----------

CASH AT END OF PERIOD                                     $   97,761        $    9,000        $   97,761
                                                          ==========        ==========        ==========

                                                  (CONTINUED)

See accompanying notes to financial statements.

                               INDIGO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                  INTERIM STATEMENTS OF CASH FLOWS (CONTINUED)
                    (with cumulative figures from inception)
                                   (UNAUDITED)

                                                        FOR THE THREE      MARCH 8, 2000     MARCH 8, 2000
                                                         MONTHS ENDED     (INCEPTION) TO    (INCEPTION) TO
                                                       MARCH 31, 2001     MARCH 31, 2000    MARCH 31, 2001
                                                       --------------     --------------    --------------
Supplemental information about cash payments is
  as follows:
      Cash payments for interest                          $      -           $      -          $      -
      Cash payments for income taxes                      $      -           $      -          $      -

See accompanying notes to financial statements.

                               INDIGO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                   MARCH 8, 2000 (INCEPTION) TO MARCH 31, 2001

                                                                                                                 DEFICIT
                                                                                                               ACCUMULATED
                                                                         COMMON STOCK             ADDITIONAL   DURING THE
                                                               -------------------------------     PAID-IN     DEVELOPMENT
                                                               TOTAL        SHARES      AMOUNT     CAPITAL        STAGE
                                                               -----        ------      ------     -------        -----
Year beginning March 8, 2000 (inception):

Common stock issued for cash                                 $   9,500     9,500,000    $ 9,500    $            $

Common stock issued in a securities offering,
  net of expenses of $17,400                                   229,300       986,800        987     228,313

Value of services contributed to the Company by
  certain executive officers                                    75,000                               75,000

Net Loss - March 8, 2000 (inception) to December 31, 2000     (287,146)                                          (287,146)
                                                             ---------    ----------    -------    --------     ---------
Balance - December 31, 2000                                     26,654    10,486,800     10,487     303,313      (287,146)

Common stock issued in an initial public offering, net
  of expenses of $100,855                                      149,145     1,000,000      1,000     148,145

Value of services contributed to the Company by certain
  executive officers                                            22,500                               22,500

Net Loss - Three months ended March 31, 2001                   (68,060)                                           (68,060)
                                                             ---------    ----------    -------    --------     ---------
Balance - March 31, 2001                                     $ 130,239    11,486,800    $11,487    $473,958     $(355,206)
                                                             =========    ==========    =======    ========     =========

See accompanying notes to financial statements.

                               INDIGO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                        THREE MONTHS ENDED MARCH 31, 2001

NOTE 1.   STATEMENT OF INFORMATION FURNISHED

               The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Indigo Energy, Inc. as of March 31, 2001 and the results of operations and cash flows for the three months ended March 31, 2001, March 8, 2000 (inception) to March 31, 2000 and cumulative from inception on March 8, 2000 to March 31, 2001 and the statement of stockholders' equity for the period March 8, 2000 (inception) to March 31, 2001. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 2000 financial statements.

               Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 2000 financial statements.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          DESCRIPTION OF DEVELOPMENT STAGE ACTIVITIES

               The Company was organized as a corporation on March 8, 2000 in the State of Delaware and has adopted December 31 as its year end for tax and financial reporting. The Company is presently in its development stage and intends to become a developer and manufacturer of a reliable electrical backup power supply for the telecommunications industry.

               In May 2000, the Company completed an offering of 986,800 shares of its common stock, at an offering price of $.25 per share, to qualified investors. Pursuant to the offering, the Company received $246,700, less costs of $17,400 associated with the offering, for net proceeds of $229,300. The offering was made pursuant to the exemptions from registration with the Securities and Exchange Commission (SEC) provided by Regulation D, Rule 506, of the 1933 Act, and under applicable state laws, rules and regulations.

               On January 4, 2001 the Company received an effective date from the SEC for its initial public offering (IPO). The IPO prospectus states that the sale of shares is offered on a "any and all, direct offering" basis of up to 1,000,000 shares of the Company's common stock at an offering price of $.25 per share for an aggregate of $250,000. As of March 31, 2001, the Company received proceeds of $258,450, of which $8,450 (representing amounts in excess of the $250,000 maximum) was returned to subscribers in April 2001. Costs associated with the offering, amounting to $100,855, have been charged to additional paid-in capital.

                               INDIGO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2001

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          USE OF ESTIMATES IN PREPARING FINANCIAL STATEMENTS

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          RESEARCH AND DEVELOPMENT

               Research and development costs are expensed as incurred.

          FIXED ASSETS - EQUIPMENT

               Fixed assets - equipment are stated at cost, less accumulated depreciation. The cost of major improvements and betterments to existing fixed assets are capitalized, while maintenance and repairs are charged to expense when incurred. Upon retirement or other disposal of fixed assets, the profit realized or loss sustained on such transaction is reflected in income. Depreciation is computed on the cost of fixed assets on the straight-line method, based upon the estimated five year useful life of the assets.

          PATENT APPLICATION COSTS

               Costs incurred in connection with patent applications are capitalized in the accounts of the Company at cost.

               In the event that a patent is granted to the Company, the costs incurred will be amortized on a straight-line basis over the economic life of the patent, but in no event longer than the legal life of the patent. Patent application costs recorded as assets which are subsequently determined to have no discernible future benefit will be charged to operations.

NOTE 3.   NET LOSS PER SHARE

               Net loss per common share was calculated under SFAS No. 128, "Earnings per Share". Basic net loss per share is computed by dividing the net loss by the weighted average outstanding shares during the period. There is no diluted net loss per share inasmuch as there are no potentially dilutive shares or options outstanding during the period.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Indigo Energy, Inc. was established to build and market flywheel energy storage systems.

     The Company completed its initial public offering during the quarter ended March 31, 2001 and raised $250,000. As of March 31, 2001, the Company's balance sheet reflects working capital of $108,041. The Company incurred a loss of $68,060 in the quarter ended March 31, 2001, consisting primarily of research and development expenses of $3,641 and general and administrative expenses of $64,235.

     The Company will need to raise additional funds in the next eighteen months to continue its intended flywheel energy storage systems development. Based upon our operating plan, and as a result of cash available from our initial public offering, we believe we can satisfy the Company's working capital needs for the next twelve months. The Company expects to raise additional capital as may be required through a private placement.

     The Company continues to refine the specifications and market requirements of its planned flywheel energy storage systems and further identify the cost of developing and producing the systems.

     The Company has initiated contact with potential employees and plans to establish a manufacturing facility within the next twelve months, once the Company is funded adequately.

                                    PART II.

ITEM 6.  Exhibits and Reports on Form 8 - K.

(a) The following exhibits are included herein:

          None

(b) Reports on Form 8-K filed during the Quarter ended March 31, 2001:

          None


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       INDIGO ENERGY, INC.


Date   May 15, 2001                    /s/ Christopher Gabrys
                                       ----------------------------------------
                                       Christopher Gabrys
                                       President and Director