Form 10QSB
period 2001-06-30
INDIGO ENERGY INC
filed 2001-08-14
CIK 1118629

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended 6/30/01

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ___________ to ______________

Commission file number 811-3584

Indigo Energy, Inc.
--------------------------------------------------------------------------------
(Exact Name of Small Business Issuer as Specified in Its Charter)

           Delaware                                         13-4105842
-------------------------------                    -----------------------------
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

Yes [X}    No [ ]

As of June 30, 2001, 10,486,800 shares of the issuer's common stock, par value $0.001 per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes  [ ] No [X]

                                Table of Contents

                                                                                                          Page
Part I.......................................................................................................1

        Item 1.   Condensed Financial Statements

                  Balance Sheets as of June 30, 2001 and December 31, 2001 (Unaudited).......................2

                  Interim Statements of Operations for the Three Months Ended
                  June 30, 2001, the Six Months ended June 30, 2001, and
                  Cumulative from Inception on March 8, 2000 to June 30, 2001
                  (Unaudited)................................................................................4

                  Interim Statements of Cash Flows for the
                  Three Months Ended June 30, 2001, the period March 8, 2000 (Inception) to June
                   30, 2000 and Cumulative from Inception on March 8, 2000 to June 30, 2001..................5

                  Statement of Stockholders Equity for the period March 8, 2000 (Inception) to June 30,
                  2001(Unaudited)............................................................................8

                  Notes to Interim Financial Statements for the Six Months Ended June 30, 2001...............9

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operation..............................................13

Part II.....................................................................................................14

        Item 6.   Exhibits and Reports on Form 8-K..........................................................14

                               INDIGO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2001






PART 1.     FINANCIAL INFORMATION

            ITEM 1.     FINANCIAL STATEMENTS

                        BALANCE SHEETS AS OF JUNE 30, 2001 AND DECEMBER 31, 2000

                        INTERIM STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000 AND CUMULATIVE FROM INCEPTION ON MARCH 8, 2000 TO JUNE 30, 2001

                        INTERIM STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000 AND CUMULATIVE FROM INCEPTION ON MARCH 8, 2000 TO JUNE 30, 2001

                        STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE PERIOD MARCH 8, 2000 (INCEPTION) TO JUNE 30, 2001

                        NOTES TO INTERIM FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED JUNE 30, 2001

                               INDIGO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                      JUNE 30,            DECEMBER 31,
                                                                          2001                    2000
                                                                    ----------------------------------

                                                ASSETS

CURRENT ASSETS
   Cash                                                               $  17,570               $ 11,050
   Receivable - shared research cost                                                            10,000
   Prepaid expenses                                                       4,776
   Advances to officers (stockholders)                                   87,562                 39,142
                                                                      ---------               --------

     TOTAL CURRENT ASSETS                                               109,908                 60,192
                                                                      ---------               --------

FIXED ASSETS - EQUIPMENT - Net of accumulated
   depreciation of $736 and $368, respectively                            2,946                  3,314
                                                                      ---------               --------

OTHER ASSETS

   Expenses preparatory to a public offering of the Company's
      common stock                                                                             100,855
   Patent application costs                                              42,142                 12,578
                                                                      ---------               --------

     TOTAL OTHER ASSETS                                                  42,142                113,433
                                                                       --------               --------

                                                                       $154,996               $176,939
                                                                       ========               ========


                                                                                      JUNE 30,            DECEMBER 31,
                                                                                          2001                    2000
                                                                                      --------------------------------
              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                                                   $ 241,493              $ 150,285
                                                                                      ---------              ---------


STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock, $0.001 par value per share:
      Authorized and unissued 10,000,000 shares
      Common stock, $0.001 par value per share:
      Authorized 90,000,000 shares
      Issued and outstanding 11,486,800 and 10,486,800 shares, respectively              11,487                 10,487
   Additional paid-in capital                                                           496,458                303,313
   Deficit accumulated during the development stage                                    (594,442)              (287,146)
                                                                                      ---------              ---------

   TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                 (86,497)                26,654
                                                                                      ---------              ---------



                                                                                      $ 154,996              $ 176,939
                                                                                      =========              =========


The accompanying notes are an integral part of these financial statements.

                               INDIGO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        INTERIM STATEMENTS OF OPERATIONS
                    (With Cumulative Figures from Inception)
                                   (UNAUDITED)


                                                THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                  JUNE 30, 2001                           JUNE 30, 2001
                                           -------------------------           ------------------------------        MARCH 8, 2000
                                                                                                                    (INCEPTION) TO
                                                2001         2000                  2001               2000 (*)       JUNE 30, 2001
                                           ----------------------------------------------------------------------------------------
REVENUE                                    $      -        $    -               $      -            $    -           $       -
                                           ------------    ----------           ------------        ----------        ------------

EXPENSES
   Research and development expenses            143,549        23,484                147,190            29,777             334,709
   General and administrative expenses           95,503        18,243                159,738            18,985             259,922
   Depreciation                                     184            40                    368                40                 736
                                           ------------    ----------           ------------        ----------        ------------

TOTAL EXPENSES                                  239,236        41,767                307,296            48,802             595,367
                                           ------------    ----------           ------------        ----------        ------------

INTEREST INCOME                                 -             -                      -                 -                       925
                                           ------------    ----------           ------------        ----------        ------------

NET LOSS                                      $(239,236)     $(41,767)             $(307,296)         $(48,802)          $(594,442)
                                           ============    ==========           ============        ==========        ============

BASIC NET LOSS PER COMMON SHARE            $      (.021)   $    (.004)          $      (.031)       $    (.005)       $      (.056)
                                           ============    ==========           ============        ==========        ============





(*) March 8, 2000 (inception) to June 30, 2000.



The accompanying notes are an integral part of these financial statements.

                               INDIGO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        INTERIM STATEMENTS OF CASH FLOWS
                    (With Cumulative Figures from Inception)
                                   (UNAUDITED)

                                                     FOR THE SIX              MARCH 8, 2000           MARCH 8, 2000
                                                       MONTHS ENDED          (INCEPTION) TO           (INCEPTION) TO
                                                   JUNE 30, 2001             JUNE 30, 2000           JUNE 30, 2001
                                                   ---------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                              $(307,296)                $(48,802)              $(594,442)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
   Noncash items:
   Depreciation of equipment                                    368                       40                     736
   Value of services contributed to the
   Company by certain executive officers                     45,000                                          120,000
   (Increase) decrease in assets:
   Receivable - shared research cost                         10,000
   Prepaid expenses                                         (4,776)                 (37,811)                 (4,776)
   Increase in accounts payable                              91,208                   22,035                 241,493
                                                         ----------                 --------             -----------

NET CASH USED IN OPERATING ACTIVITIES                     (165,496)                 (64,538)               (236,989)
                                                         ----------                 --------             -----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Payments for the purchase of equipment                                              (800)                 (3,682)
   Payments of patent application costs                    (29,564)                    (600)                (42,142)
   Advances to officers (stockholders)                     (48,420)                                         (87,562)
                                                         ----------                 --------             -----------

NET CASH USED IN INVESTING ACTIVITIES                      (77,984)                  (1,400)               (133,386)
                                                         ----------                 --------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net              250,000                  238,800                 387,945
   Advances from officers (stockholders)                                               1,864
                                                         ----------                 --------             -----------

NET CASH PROVIDED BY FINANCING
   ACTIVITIES                                               250,000                  240,664                 387,945
                                                         ----------                 --------             -----------

NET INCREASE IN CASH                                          6,520                  174,726                  17,570

CASH AT BEGINNING OF PERIOD                                  11,050
                                                         ----------                 --------             -----------

CASH AT END OF PERIOD                                    $   17,570                 $174,726             $    17,570
                                                         ==========                 ========             ===========

The accompanying notes are an integral part of these financial statements.

                               INDIGO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                  INTERIM STATEMENTS OF CASH FLOWS (CONTINUED)
                    (with cumulative figures from inception)
                                   (UNAUDITED)


                                           FOR THE SIX               MARCH 8, 2000        MARCH 8, 2000
                                           MONTHS ENDED             (INCEPTION) TO        (INCEPTION) TO
                                          JUNE 30, 2001             JUNE 30, 2000          JUNE 30, 2001
                                          ------------------------------------------------------------------
Supplemental information about
cash payments is as follows:
Cash payments for interest                    $    -                  $      -               $     -
                                              =========               ===========            ==========
Cash payments for income taxes                $    -                  $      -               $     -
                                              =========               ===========            ==========




The accompanying notes are an integral part of these financial statements.

                               INDIGO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)

                   MARCH 8, 2000 (INCEPTION) TO JUNE 30, 2001


                                                                                                                    DEFICIT
                                                                                                                   ACCUMULATED
                                                                                        COMMON STOCK   ADDITIONAL  DURING THE
                                                                                                        PAID-IN     DEVELOPMENT
                                                                TOTAL          SHARES      AMOUNT       CAPITAL       STAGE
                                                              ------------------------------------------------------------------
Year beginning March 8, 2000 (inception):

Common stock issued for cash                                  $   9,500      9,500,000    $ 9,500       $            $

Common stock issued in a securities offering,
net of expenses of $17,400                                      229,300        986,800        987        228,313

Value of services contributed to the Company
by certain executive officers                                    75,000                                   75,000

Net Loss - March 8, 2000 (inception) to December 31, 2000      (287,146)                                               (287,146)
                                                             ----------                   -------       --------      ---------

BALANCE - DECEMBER 31, 2000                                      26,654     10,486,800     10,487        303,313       (287,146)

Common stock issued in an initial public offering,
net of expenses of $100,855                                     149,145      1,000,000      1,000        148,145

Value of services contributed to the Company
by certain executive officers                                    45,000                                   45,000

Net Loss - Six months ended June 30, 2001                      (307,296)                                               (307,296)
                                                             ----------                   -------       --------      ---------

BALANCE (DEFICIT) - JUNE 30, 2001                            $  (86,497)    11,486,800    $11,487       $496,458      $(594,442)
                                                             ==========     ==========    =======       ========      =========

The accompanying notes are an integral part of these financial statements.

                               INDIGO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                         SIX MONTHS ENDED JUNE 30, 2001

NOTE 1.      STATEMENT OF INFORMATION FURNISHED

             The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Indigo Energy, Inc. as of June 30, 2001, and the results of operations for the three months ended June 30, 2001 and 2000, the six months ended June 30, 2001, March 8, 2000 (inception) to June 30, 2000, and cumulative from inception on March 8, 2000 to June 30, 2001, and the statements of cash flows for the six months ended June 30, 2001, March 8, 2000 (inception) to June 30, 2000, and cumulative from inception on March 8, 2000 to June 30, 2001 and the statement of stockholders' equity (deficit) for the period March 8, 2000 (inception) to June 30, 2001. These results have been determined on the basis of accounting principles and practices generally accepted in the United States and applied consistently with those used in the preparation of the Company's 2000 financial statements.

             Certain information and footnote disclosures normally included in the financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 2000 financial statements.

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

             On January 4, 2001 the Company received an effective date from the SEC for its initial public offering (IPO). The IPO prospectus states that the sale of shares is offered on a "any and all, direct offering" basis of up to 1,000,000 shares of the

             Company's common stock at an offering price of $.25 per share for an aggregate of $250,000. As at June 30, 2001, the Company received proceeds of $250,000. Costs associated with the offering, amounting to $100,855, have been charged to additional paid-in capital.

                               INDIGO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2001

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

NOTE 3.      GOING CONCERN

             The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The Company is dependent upon obtaining financing and/or raising capital to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to raise additional funds to begin its intended operations.

NOTE 4.      NET LOSS PER SHARE

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

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

              Indigo Energy, Inc. was established to build and market flywheel energy storage systems (FESS).

              As at June 30, 2001 the Company's balance sheet reflects working capital of negative $131,585. The Company incurred a loss of $239,236 in the six months ended June 30, 2001, consisting primarily of research and development expenses of $143,549 and general and administrative expenses of $95,503.

              The Company will need to raise additional funds in the next eighteen months to continue the development of the planned flywheel energy storage systems.

              Based on our operating plan, we believe we can satisfy the Company's working capital needs for the next twelve months. As may be required, the Company expects to raise additional capital through a private placement.

              The Company continues to apply for patents on its technology and has identified potential new FESS products. In addition, the Company has contacted potential sales and marketing employees and plans to establish a manufacturing facility within the next six months, once the Company is funded adequately.

                                    PART II.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8 - K.

(a)      The following exhibits are included herein:

                  None.

(b)      Reports on Form 8-K filed during the Quarter ended June 30, 2001:

                  None.





                                   SIGNATURES




         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                         INDIGO ENERGY, INC.



Date August 14, 2001                      /s/ Christopher Gabrys
                                         ---------------------------------------
                                         Christopher Gabrys
                                         President and Director