Form 10QSB
period 2001-09-30
INDIGO ENERGY INC
filed 2001-11-28
CIK 1118629

            U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC 20549

                          FORM 10-QSB



(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended             9/30/01
                                   -----------------------

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ___________ to ______________

Commission file number                        811-3584
                       ---------------------------------------------------------


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

Yes     X                  No
    ---------                 --------

As of September 30, 2001, 11,486,800 shares of the issuer's common stock, par value $0.001 per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes         No   X
                                                              ------     ------

                                Table of Contents

                                                                                                          Page
Part I.......................................................................................................1

        Item 1.   Condensed Financial Statements

                  Balance Sheets as of September 30, 2001 and December 31, 2000..............................2

                  Interim Statements of Operations for the Three Months and Nine
                  Months Ended September 30, 2001, and 2000 and Cumulative from
                  Inception on March 8, 2000 to September 30, 2001)..........................................4

                  Interim Statements of Cash Flows for the Nine Months Ended
                  September 30, 2001, and 2000 and Cumulative from Inception on March 8, 2000 to
                  September 30, 2001.........................................................................5

                  Statement of Stockholders' Equity (Deficit) for the period
                  March 8, 2000 (Inception) to September 30, 2001............................................6

                  Notes to Interim Financial Statements for the Nine Months
                  Ended September 30, 2001...................................................................7

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operation.............................................. 9

Part II.....................................................................................................10

        Item 2.   Changes in Securities.....................................................................10

        Item 6.   Exhibits and Reports on Form 8-K..........................................................10


                               INDIGO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001






PART 1.  FINANCIAL INFORMATION

         ITEM 1.   FINANCIAL STATEMENTS

                   BALANCE SHEETS AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                   INTERIM STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 AND CUMULATIVE FROM INCEPTION ON MARCH 8, 2000 TO SEPTEMBER 30, 2001

                   INTERIM STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 AND CUMULATIVE FROM INCEPTION ON MARCH 8, 2000 TO SEPTEMBER 30, 2001

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE PERIOD MARCH 8, 2000 (INCEPTION) TO SEPTEMBER 30, 2001

                   NOTES TO INTERIM FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                               INDIGO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                            SEPTEMBER 30,   DECEMBER 31,
                                                                2001            2000
                                                            -------------   ------------
                        ASSETS

CURRENT ASSETS

   Cash                                                         $  3,041     $ 11,050
   Receivable - shared research cost                                 -         10,000
   Prepaid expenses                                                6,830          -
   Advances to officers (stockholders)                            99,524       39,142
   Advances to service provider                                   24,000          -
                                                                --------     --------

     TOTAL CURRENT ASSETS                                        133,395       60,192
                                                                --------     --------
FIXED ASSETS - EQUIPMENT - Net of accumulated
   depreciation of $920 and $368, respectively                     2,762        3,314
                                                                --------     --------
OTHER ASSETS

   Expenses preparatory to a public offering of the Company's
      common stock                                                   -        100,855
   Patent application costs                                       48,294       12,578
                                                                --------     --------
     TOTAL OTHER ASSETS                                           48,294      113,433
                                                                --------     --------
                                                                $184,451     $176,939
                                                                ========     ========











The accompanying notes are an integral part of these financial statements.


                                                            SEPTEMBER 30,   DECEMBER 31,
                                                                2001            2000
                                                            -------------   ------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                           $ 265,986      $ 150,285
   Accrued interest payable                                      35,333            -
   Convertible notes payable                                    100,000            -
                                                              ---------      ---------
     TOTAL CURRENT LIABILITIES                                  401,319        150,285
                                                              ---------      ---------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock, $0.001 par value per share:
      Authorized and unissued 10,000,000 shares
   Common stock, $0.001 par value per share:
      Authorized 90,000,000 shares
      Issued and outstanding 11,486,800 and
      10,486,800 shares, respectively                            11,487         10,487
   Additional paid-in capital                                   518,958        303,313
   Deficit accumulated during the development stage            (747,313)      (287,146)
                                                              ---------      ---------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                      (216,868)        26,654
                                                              ---------      ---------
                                                              $ 184,451      $ 176,939
                                                              =========      =========

                               INDIGO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        INTERIM STATEMENTS OF OPERATIONS
                    (With Cumulative Figures from Inception)
                                   (UNAUDITED)


                                                                                        MARCH 8, 2000
                                          THREE MONTHS ENDED       NINE MONTHS ENDED   (INCEPTION) TO
                                            SEPTEMBER 30,           SEPTEMBER 30,(*)    SEPTEMBER 30,
                                            -------------           ----------------    -------------
                                          2001         2000        2001          2000       2001
                                          ----         ----        ----          ----       ----
REVENUE                                $     -      $     -      $     -      $     -      $     -
                                       ---------    ---------    ---------    ---------    ---------

EXPENSES
 Research and development expenses        49,833       47,162      197,023       76,939      384,542
 General and administrative expenses      67,521       38,843      227,259       57,342      327,443
 Interest expense                         35,333          -         35,333          -         35,333
 Depreciation                                184          236          552          276          920
                                       ---------    ---------    ---------    ---------    ---------

TOTAL EXPENSES                           152,871       86,241      460,167      134,557      748,238
                                       ---------    ---------    ---------    ---------    ---------

INTEREST INCOME                        $     -            635    $     -            635          925
                                       ---------    ---------    ---------    ---------    ---------

NET LOSS                               $(152,871)   $ (85,606)   $(460,167)   $(133,922)   $(747,313)
                                       =========    =========    =========    =========    =========

BASIC NET LOSS PER COMMON SHARE        $    (.01)   $    (.01)   $    (.04)   $    (.01)   $    (.07)
                                       =========    =========    =========    =========    =========


(*) March 8, 2000 (inception) to September 30, 2000.


The accompanying notes are an integral part of these financial statements

                               INDIGO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        INTERIM STATEMENTS OF CASH FLOWS
                    (With Cumulative Figures from Inception)
                                   (UNAUDITED)

                                                               FOR THE NINE     FOR THE NINE    MARCH 8, 2000
                                                               MONTHS ENDED     MONTHS ENDED   (INCEPTION) TO
                                                               SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,
                                                                   2001            2000 (*)          2001
                                                               -------------    -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $(460,167)      $(133,922)      $(747,313)
Adjustments to reconcile net loss to net
      cash used in operating activities:
         Noncash items:
           Depreciation of equipment                                   552             276             920
           Value of services contributed to the
              Company by certain executive officers                 67,500          45,000         142,500
         (Increase) decrease in assets:
            Receivable - shared research cost                       10,000          (7,205)            -
            Prepaid expenses                                        (6,830)            -            (6,830)
         Increase in liabilities:
            Accounts payable                                       115,701          26,521         265,986
            Accrued interest payable                                35,333             -            35,333
                                                                 ---------       ---------       ---------

NET CASH USED IN OPERATING ACTIVITIES                             (237,911)        (69,330)       (309,404)
                                                                 ---------       ---------       ---------
CASH FLOWS USED IN INVESTING ACTIVITIES:
   Payments for the purchase of equipment                              -            (3,682)         (3,682)
   Payments of patent application costs                            (35,716)         (1,300)        (48,294)
   Advances to officers (stockholders)                             (60,382)        (13,882)        (99,524)
   Advances to service provider                                    (24,000)            -           (24,000)
                                                                 ---------       ---------       ---------
NET CASH USED IN INVESTING ACTIVITIES                             (120,098)        (18,864)       (175,500)
                                                                 ---------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from convertible notes payable                         100,000             -           100,000
   Proceeds from issuance of common stock, net                     250,000         238,800         387,945
   Payments for expenses preparatory to a public
      offering of the Company's common stock                           -           (33,166)            -
                                                                 ---------       ---------       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          350,000         205,634         487,945
                                                                 ---------       ---------       ---------
NET INCREASE (DECREASE) IN CASH                                     (8,009)        117,440           3,041

CASH AT BEGINNING OF PERIOD                                         11,050             -               -
                                                                 ---------       ---------       ---------
CASH AT END OF PERIOD                                            $   3,041       $ 117,440       $   3,041
                                                                 =========       =========       =========
Supplemental information about cash payments is as follows:
   Cash payments for interest                                     $    -          $    -         $     -
                                                                 =========       =========       =========
   Cash payments for income taxes                                 $    -         $     -         $     -
                                                                 =========       =========       =========

(*) March 8, 2000 (inception) to September 30, 2000.

The accompanying notes are an integral part of these financial statements

                               INDIGO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)
                            MARCH 8, 2000 (INCEPTION)
                              TO SEPTEMBER 30, 2001



                                                                                                                       DEFICIT
                                                                                                                     ACCUMULATED
                                                                             COMMON STOCK              ADDITIONAL     DURING THE
                                                                             ------------               PAID-IN      DEVELOPMENT
                                                                 TOTAL          SHARES      AMOUNT      CAPITAL         STAGE
                                                                 -----          ------      ------      -------         -----
Year beginning March 8, 2000 (inception):

Common stock issued for cash                                   $   9,500     9,500,000    $  9,500     $    -         $     -

Common stock issued in a securities offering,
   net of expenses of $17,400                                    229,300       986,800         987      228,313             -

Value of services contributed to the Company
   by certain executive officers                                  75,000           -           -         75,000             -

Net Loss - March 8, 2000 (inception) to December 31, 2000       (287,146)          -           -            -          (287,146)
                                                               ---------    ----------     -------     --------       ---------

BALANCE - DECEMBER 31, 2000                                       26,654    10,486,800      10,487      303,313        (287,146)

Common stock issued in an initial public offering,
   net of expenses of $100,855                                   149,145     1,000,000       1,000      148,145             -

Value of services contributed to the Company by
   certain executive officers                                     67,500           -           -         67,500             -

Net Loss - Nine months ended September 30, 2001                 (460,167)          -           -            -          (460,167)
                                                               ---------    ----------     -------     --------       ---------

BALANCE (DEFICIT) - SEPTEMBER 30, 2001                         $(216,868)   11,486,800     $11,487     $518,958       $(747,313)
                                                               =========    ==========     =======     ========       =========






The accompanying notes are an integral part of these financial statements

                               INDIGO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 30, 2001



NOTE 1. STATEMENT OF INFORMATION FURNISHED

            The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Indigo Energy, Inc. as of September 30, 2001, and the results of operations for the three months ended September 30, 2001 and 2000, the nine months ended September 30, 2001, March 8, 2000 (inception) to September 30, 2000, and cumulative from inception on March 8, 2000 to September 30, 2001, and the statements of cash flows for the nine months ended September 30, 2001, March 8, 2000 (inception) to September 30, 2000, and cumulative from inception on March 8, 2000 to September 30, 2001 and the statement of stockholders' equity (deficit) for the period March 8, 2000 (inception) to September 30, 2001. These results have been determined on the basis of accounting principles and practices generally accepted in the United States and applied consistently with those used in the preparation of the Company's 2000 financial statements.

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

            On January 4, 2001 the Company received an effective date from the SEC for its initial public offering (IPO). The IPO prospectus states that the sale of shares is offered on a "any and all, direct offering" basis of up to 1,000,000 shares of the Company's common stock at an offering price of $.25 per share for an aggregate of $250,000. Through May 31, 2001, the Company received proceeds of $250,000. Costs associated with the offering, amounting to $100,855, have been charged to additional paid-in capital.

                In August 2001, the Company received the proceeds of convertible notes payable in the aggregate amount of $100,000. The underlying loans are for a period of three months and may be converted into 100,000 shares of the Company's common stock at maturity, at the noteholders' option. Interest is payable at maturity of the notes:
            $30,000 in cash and 30,000 shares of the Company's common stock. The noteholders have the option to receive 30,000 shares of common stock in lieu of the cash. As of September 30, 2001, the Company has accrued interest on the loans aggregating $35,333.

            USE OF ESTIMATES IN PREPARING FINANCIAL STATEMENTS

                The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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


NOTE 3. STOCK OPTION PLAN

                In August 2001, the Company established a qualified and
            nonqualified stock option plan pursuant to which up to 1.2 million shares of its common stock can be set aside to promote the growth and profitability of the Company by providing certain executives, directors and other employees or consultants with an additional incentive to achieve Company objectives and to attract and retain competent personnel. The Company granted options for the purchase of an aggregate of up to 675,000 shares of the Company's common stock at an exercise price of $1.00 per share which generally expires 10 years after the grant date.

                The Company has adopted the disclosure provisions of SFAS No.
            123 "Accounting for Stock-Based Compensation". In accordance with the provisions of SFAS No. 123, the Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its stock option plan. Pro forma information regarding net loss and net loss per share is required by SFAS No. 123.

        This information is required to be determined as if the Company had accounted for its stock options under the fair value method of that statement.

            The fair value of each option issued is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 4.57%, dividend yield of 0%, volatility factors of the expected market price of the Company's stock of 0% and the expected life of an option of ten years.

            For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options vesting period. Had the Company's stock option plan been accounted for under SFAS No. 123, net loss and net loss per share would have been increased to the following pro forma amounts:

                                       THREE MONTHS              NINE MONTHS         MARCH 8, 2000
                                           ENDED                    ENDED           (INCEPTION) TO
                                       SEPTEMBER 30,             SEPTEMBER 30,       SEPTEMBER 30,
                                       -------------             -------------       -------------
                                    2001           2000        2001       2000(*)         2001
                                  --------       --------    --------    ---------      --------
           Net Loss:
              As reported        $(152,871)     $(85,606)   $(460,167)   $(133,922)   $(747,313)
              Pro forma          $(166,627)     $(85,606)   $(473,923)   $(133,922)   $(761,069)
        Basic Net Loss
              Per Share:
                 As reported         $(.01)        $(.01)       $(.04)       $(.01)       $(.07)
                 Pro forma           $(.01)        $(.01)       $(.04)       $(.01)       $(.07)


            (*) March 8, 2000 (inception) to September 30, 2000.



NOTE 4. GOING CONCERN

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

NOTE 5. NET LOSS PER SHARE

            Net loss per common share was calculated under SFAS No. 128, "Earnings per Share". Basic net loss per share is computed by dividing the net loss by the weighted average outstanding shares during the period. Inasmuch as the Company has incurred losses, the effect of dilutive securities have been excluded from the computation as they are antidilutive.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Indigo Energy, Inc. was established to develop, manufacture, and market advanced uninterruptible power supplies for the telecommunication industry.

As at September 30, 2001 the Company's balance sheet reflects working capital deficit of $267,924 compared to a working capital deficit of $90,093 at December 31, 2000.

The Company generated no revenues during the third quarter 2001 because it focused its efforts on its research and development of a flywheel power supply.

For the three months ended September 30, 2001 the Company incurred a net loss of $152,871 compared to a net loss of $85,606 during the same period in 2000. The Company incurred a net loss of $460,167 in the nine months ended

September 30, 2001, consisting primarily of research and development expenses of $197,023 and general and administrative expenses of $227,259.

To protect our proprietary technology, Indigo Energy, Inc. has filed multiple patent applications on the Company's uninterruptible power supply technology. The Company will need to raise additional funds to continue the development of the planned flywheel uninterruptible power supplies.

The Company believes that it has sufficient funds to continue operations through the end of September 2002, however, it may not be able to continue its planned research and development. Accordingly, the Company will be required to seek additional financing through bank borrowings, private or public debt, equity financing or otherwise. There can be no assurance that any such financing will be available to the Company on acceptable terms, or at all. The Company's inability to obtain necessary additional financing would have a material adverse effect on the Company's operations. In addition, the failure to obtain additional financing raises substantial doubt about the Company's ability to continue as a going concern, and in such event the Company will most likely have to curtail or discontinue its operations. Prior to the time the Company commences sales and achieves profitability, it will be required to rely on equity, debt or other sources of financing in addition to its revenues from its existing operations.


                                    PART II.

ITEM 2. CHANGES IN SECURITIES

         In August 2001, the Company issued two convertible promissory notes with aggregate proceeds of $100,000 with a term of three months. The aggregate principal amount may be converted, at each noteholders option, into 100,000 shares of the Company's common stock upon maturity at a conversion price of $1 per share. The interest payable on the notes is $30,000 in cash and 30,000 shares of the Company's common stock, payable upon maturity of the notes. The noteholders also may convert, at their option, the cash payment of interest into 30,000 shares of common stock.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8 - K.

(a)      The following exhibits are included herein:

         Exhibit  #
         ----------

         10.1              2001 Stock Option Plan

(b)      Reports on Form 8-K filed during the quarter ended September 30, 2001:

         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this reports to be signed on its behalf by the undersigned, thereunto duly authorized.





                                                     INDIGO ENERGY, INC.



Date:    November 26, 2001                          /s/ Christopher Gabrys
                                                   ---------------------------
                                                    Christopher Gabrys
                                                    President and Director