Form 10KSB
period 2001-12-31
INDIGO ENERGY INC
filed 2002-03-29
CIK 1118629

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2001

                             COMMISSION FILE NUMBER
                                    811-3584


                               INDIGO ENERGY, INC.
           (Exact name of the registrant as specified in its charter)


               DELAWARE                                 13-4105842
   (State or other jurisdiction of                  (I.R.S. Employer
     Incorporation or organization)                Identification No.)


                               535 WESTGATE DRIVE
                                 NAPA, CA 94558
                    (Address of principal executive offices)

                                 (707) 254-9302
                         (Registrant's telephone number)


    SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT: NONE

        SECURITIES REGISTERED PURSUANT SECTION 12(G) OF THE EXCHANGE ACT:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes       X                       No
                 ------------                    ------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for the fiscal year ended December 31, 2001:  $0.

As of March 22, 2002, approximately 11,824,253 shares of Common Stock of the issuer were outstanding and the aggregate market value of the voting common stock held by non-affiliates, was approximately $2,659,129.

         Transitional Small Business Disclosure Format:   Yes          No   X
                                                              -----       -----

         Documents incorporated by reference: NONE



                                TABLE OF CONTENTS



PART I.......................................................................4
   Item 1.     DESCRIPTION OF BUSINESS.......................................4
   Item 2.     DESCRIPTION OF PROPERTY......................................15
   Item 3.     LEGAL PROCEEDINGS............................................15
   Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........15

PART II.....................................................................16
   Item 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.....16
   Item 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION....18
   Item 7.     FINANCIAL STATEMENTS.........................................19

PART III....................................................................35
   Item 8.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
               PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ..35
   Item 9.     EXECUTIVE COMPENSATION.......................................37
   Item 10.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT...................................................39
   Item 11.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............40
   Item 12.    EXHIBITS, LISTS AND REPORTS ON FORM 8-K......................41


                                    PART I.


ITEM 1.  DESCRIPTION OF BUSINESS.

All references in this prospectus to "we", "us", "ours", "the Company" and "Indigo Energy" are intended to refer to Indigo Energy, Inc.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words "believe," "anticipate," "think," "intend," "plan," "expect," "project," "will be" and similar expressions identify such forward-looking statements. The forward-looking statements included herein are based on current expectations and assumptions that involve a number of risks and uncertainties. Such statements regarding future events and/or the future financial performance of the Company are subject to certain risks and uncertainties, such as delays in the completion or release of products, the availability of financing, the achievement of sales assumptions as projected, the risk of war, terrorism and similar hostilities, the possible lack of consumer appeal and acceptance of products released by the Company, fluctuations in demand, that competitive conditions within the Company's markets will not change materially or adversely, that the Company's forecasts will accurately anticipate market demand, and the risks discussed in "Factors Affecting Future Performance", which could cause actual events or the actual future results of the Company to differ materially from any forward-looking statement. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

BUSINESS DEVELOPMENT

Indigo Energy, Inc. (the "Company"), a development stage company incorporated in March 2000, has its principal offices at 535 Westgate Drive, Napa, CA 94558. The telephone number is (707) 254-9302. Through December 31, 2001, the Company has generated no revenues from operations.

BUSINESS OF THE ISSUER

We are a development stage company that is designing and developing, and intend to manufacture and market reliable electrical backup power supplies primarily for the telecommunication industry. Our uninterruptible power supply ("UPS") systems will employ a flywheel to store energy for retrieval on demand.

Flywheel based UPS systems use electrical energy from a primary power source, such as the electric grid or a generator, to store energy within a spinning flywheel. When the primary power source fails or is disrupted, the flywheel system converts the stored energy into an immediate source of electricity.

PRINCIPAL PRODUCTS OR SERVICES AND THEIR MARKETS

Indigo Energy intends to provide a range of uninterruptible power supply systems in the power quality and reliability industry.

Examples of businesses that require high quality uninterrupted power are:
Critical Service Facilities, such as airports, fire stations, hospitals and other health care facilities; Data and Computer Centers, such as airline reservation facilities, banks, and brokers; Distributed Telecommunications, such as telephone companies, cable TV, Internet Service Providers, and cellular phone stations; and Industrial Facilities, such as semiconductor plants, fabric mills, paper manufacturers, and printers.

A brief description of the Company's intended UPS systems and their use or market follows:

sBattery UPS - Pole mounted flywheel energy storage device designed to eliminate 90% of dropped cellular/PCS calls

gBattery UPS - Ride-through flywheel energy storage device used in conjunction with small LP/natural gas generators for distributed telecommunications

eBattery UPS - Flywheel energy storage device for providing long duration backup for outside plant distributed telecommunications

pBattery UPS - High-power ride-through energy storage device used in conjunction with industrial generators

aBattery UPS - Photovoltaic and wind turbine load-following flywheel energy storage device

vBattery UPS - Hybrid vehicle acceleration and braking flywheel energy storage device

DISTRIBUTION

Upon completion of a product's development, our marketing strategy will focus on establishing recognition of our flywheel system's cost and performance benefits. Achieving the desired level of market penetration may involve providing customers with trial units on a reduced, or no cost, basis. It is believed that Indigo Energy's officers will be able to independently secure orders through industry contacts and the targeting of the known early adopters of this technology. It is anticipated that several of these customers will procure a modest number of units upon successful evaluation of field trial units. Ultimately, we intend to have our products through distinct channels to market - direct sales to large end-users and through distribution to those companies that deal with smaller end-users and integrators or turn-key based solutions. We intend to form strategic alliances with other companies whose product mix and distribution channels are complimentary to the Company's efforts.

COMPETITION

The power quality and reliability market is extremely competitive. We will be competing with other flywheel based UPS manufacturers and chemical-based battery UPS manufacturers. Our direct competitors in developing and manufacturing flywheel based UPS systems will include larger companies such as Active Power, Inc., Beacon Power Corporation and Trinity Flywheel Power, all of which are much larger, and have significantly more resources than we do. Our direct competitors amongst chemical-based battery UPS manufacturers will include Exide Corporation and Yuasa, Inc. These companies are well established in the market and have significantly more resources than we do.

MANUFACTURING

We rely on subcontractors to manufacture proprietary components of our flywheel system, based on our designs and processes. We also use non-proprietary components based on our performance requirements. Our flywheel system's design is intended to standardize the manufacturing process. We intend to assemble and test our flywheel system internally. In addition, we intend to build an assembly plant for such purposes upon sufficient additional funding and the successful development and testing of our flywheel systems.

We have entered into strategic relationships with two technology suppliers:
Innovative Magnetic Technologies, Inc. dba CalNetix, to manufacture and supply bearings and Toray Composites (America), to manufacture and supply the composite flywheel rims.

CalNetix, a privately held company located in Torrance, California, will develop and manufacture the bearings for the Indigo Energy's UPS systems. Our company and CalNetix will work together to test and develop the bearings for our flywheel system. Upon the successful development of a flywheel system, CalNetix will be our exclusive supplier of the proprietary bearings. In addition, we will be the exclusive buyer of the proprietary bearings from CalNetix.

Toray Composites (America) Inc. of Tacoma, Washington, will develop and manufacture composite rims for our rotor. We will work with Toray to test and develop the composite rim for our flywheel system. Upon the successful development of the flywheel rotor, Toray will be our exclusive supplier of the proprietary rims. In addition, we will be the exclusive buyer of the proprietary rims from Toray.

INTELLECTUAL PROPERTY

We have filed a number of patent applications and intend to file more applications relating to our flywheel system with the United States Patent and Trademark Office. If granted, a patent gives the owner the right to exclude others from making, using, and selling the invention claimed in the patent for a period of twenty years from the filing date. The Company has filed four trademark applications also.

Since our incorporation in 2000, Indigo Energy has developed inventions to increase performance, reduce cost, and enhance the reliability and life of flywheel energy storage systems ("FESS"). Our patent objectives have been to protect our unique inventions, to avoid infringement issues and to develop the necessary assets and credibility that will facilitate favorable results in business dealings with competitors, suppliers and customers.

Indigo Energy's first patent application was submitted in May 2000. Since then over fifty applications have been processed. As of February 2002, these initial applications have been combined and consolidated into thirty-eight applications that will be prosecuted until issued or rejected. An additional eight provisional applications are in the process of being filed.

We have entered into confidentiality agreements with all employees to protect our intellectual property, including any copyrights, patents, trademarks and trade secrets that we currently possess and may possess in the future.

GOVERNMENT REGULATION

We do not believe that we will be subject to existing federal and state regulatory commissions governing traditional electric utilities and other regulated entities. We do believe that our products and their installation will be subject to oversight and regulation at the local level in accordance with state and local ordinances relating to building codes, safety, pipeline connections and related matters. We intend to encourage the standardization of industry codes to avoid having to comply with differing regulations on a state-by-state or locality-by-locality basis.

The Company may be required to adjust its products to conform with any such government regulatory modifications, which could be time consuming and financially burdensome. The delays inherent with a government's approval process may cause delays or re-scheduling of the purchase and installation of the Company's products by some customers, which may have materially adverse effects on the Company's financial condition.

RESEARCH AND DEVELOPMENT EXPENDITURE OVER THE LAST TWO FISCAL YEARS

We believe that our research and development efforts are essential to our ability to successfully deliver innovative products. Our research and development expenses were $199,310 and $187,519 in 2001 and 2000, respectively. We anticipate maintaining significant levels of research and development expenditures in the future.

ENVIRONMENTAL LAW COMPLIANCE

While we cannot predict with certainty the future operating costs for environmental compliance, we do not believe they will have a material effect on our capital expenditures, earnings or competitive position.

EMPLOYEES

Currently, the Company does not have any employees, except for our current officers. All of the officers are employed on a full time basis, but none are currently paid a salary, accruing salaries, or represented by a collective bargaining agreement. The Company's President and Vice President are designing our flywheel systems. The Chairman and the Secretary/Treasurer are working to raise capital for the development of our flywheel systems.

FACTORS AFFECTING FUTURE PERFORMANCE

WE ARE A DEVELOPMENT STAGE COMPANY

The Company was incorporated on March 8, 2000 and has limited operating history upon which prospective investors can evaluate its performance. Prospective investors should understand that an investment in a development stage business is significantly riskier than an investment in a business with more extensive operating history. There can be no assurances that we will ever operate profitably. Our operations are subject to all of the risks inherent in the establishment of a new business enterprise. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with a development stage company, particularly a company developing new products in the uninterruptible power supply market. Our strategy is based upon a number of projections and assumptions, including, without limitation, projections and assumptions relating to:

-    the size of the UPS market;

-    our ability to design and development a commercially feasible product

-    the need for our product

-    the price sensitivity of the marketplace

- the cost to acquire customers o the viability of the intellectual property used to develop our Flywheel System.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS MAY FAIL.

Our business plan calls for significant expenses in connection with the development and manufacturing of our intended product. In addition, we anticipate that revenues from operations will not be realized until sometime after the development of our product is complete. We will require additional financing in order to complete development, manufacturing and marketing of our product. We do not currently have any arrangements for financing and we can provide no assurance that we will be able to find such financing when needed. Obtaining additional financing will be subject to a number of factors, including: (i) market conditions; (ii) investor acceptance of our business plan; and (iii) investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. If we are unsuccessful in obtaining financing in an amount necessary to complete development, manufacturing and marketing of our products, then we will not be able to earn revenues and our business will fail.

WE MAY NEVER COMPLETE THE RESEARCH AND DEVELOPMENT OF A COMMERCIALLY VIABLE FLYWHEEL BASED UPS SYSTEM.

We do not know when or whether we will successfully complete research and development of a commercially viable flywheel based UPS system. We are currently engaged in research and development of intellectual property for a test and evaluation system. We must complete substantial additional research and development on our system before we may have a commercially viable product.

OUR BUSINESS IS DEPENDENT ON THE UNCERTAIN MARKET ACCEPTANCE OF OUR INITIAL PRODUCT AND IF THIS MARKET DOES NOT EXPAND AS WE ANTICIPATE, OR IF ALTERNATIVES TO OUR PRODUCT ARE SUCCESSFUL, OUR BUSINESS WILL SUFFER.

The market for uninterruptible power supply products for the telecommunication industry is rapidly evolving and it is difficult to predict its potential size or future growth rate. Most of the organizations that may purchase our products have invested substantial resources in their existing power systems and, as a result, may be reluctant or slow to adopt a new approach. Moreover, our product is an alternative to existing UPS defined systems and may never be accepted by our customers, may be too cost prohibitive or may be made obsolete by other advances in power quality technologies. Improvements may also be made to the existing alternatives to our product as well as the emergence of newer, more competitive technologies and products, which could render our product less desirable or obsolete. If the market fails to develop or develops more slowly than we anticipate, we may be unable to recover the losses we will have incurred to develop our product and may never be able to achieve profitability.

WE ARE DEPENDENT ON THIRD PARTY SUPPLIERS FOR THE DEVELOPMENT AND SUPPLY OF KEY COMPONENTS FOR OUR PRODUCTS.

We have formed a relationship with one supplier of our key components. We do not know when or whether we will secure relationships with suppliers of the remainder of our required components and subsystems for our flywheel based UPS system. We do not know whether we will be able to develop such relationships on terms that will allow us to achieve our objectives. Our business, prospects, results of operations, or financial condition could be harmed if we fail to secure relationships with entities that will supply the required components for our systems. Once we establish relationships with third party suppliers, we will rely on them to provide components for our flywheel based UPS system. A current or future supplier's failure to develop and supply components to us, or the quantity needed, will harm our ability to manufacture our flywheel based UPS system. In addition, to the extent the processes that our suppliers use to manufacture components are proprietary, we may be unable to obtain comparable components from alternative suppliers.

OUR MANAGEMENT HAS NO EXPERIENCE MANUFACTURING FLYWHEEL BASED UPS SYSTEMS ON A COMMERCIAL BASIS.

To date, we have focused primarily on research and development and have no experience manufacturing flywheel based UPS systems. We are currently searching for a suitable assembly and manufacturing facility and are continuing to develop our manufacturing capability and processes. We do not know whether or when:

- we will be able to develop efficient, low-cost manufacturing capability and processes,

- we will be able to meet our quality, price, engineering, design and production standards, or

- we will be able to achieve production volumes required to successfully market our flywheel based UPS systems.

Even if we are successful in developing our manufacturing capability and processes, we do not know whether we will do so in time to satisfy the requirements of any potential customers.

WE MAY BE UNABLE TO RAISE ADDITIONAL CAPITAL TO COMPLETE OUR PRODUCT DEVELOPMENT AND COMMERCIALIZATION PLANS.

Our product development and commercialization schedule could be delayed if we are unable to fund our research and development activities or the development of our manufacturing capabilities. We are presently dependent on additional future funding from our officers and directors to fund our activities, and currently have no other cash resources. We will need to raise additional funds to achieve commercialization of our product. We do not know whether we will be able to secure additional funding, or funding on terms acceptable to us, to pursue our commercialization plans.

WE FACE INTENSE COMPETITION AND MAY BE UNABLE TO COMPETE SUCCESSFULLY.

The market for backup power supplies is intensely competitive. There are many companies engaged in all areas of backup power production in the United States, Canada. These firms are engaged in forms of backup power production including flywheel UPS systems. All of these entities have substantially greater financial, research and development, manufacturing and marketing resources than we do. We also compete with companies that are developing applications, commercial and otherwise, using other types of flywheel based UPS systems. All of our competitors are much larger than we are. If these competitors decide to focus on the development of a flywheel based UPS system, they may develop a viable flywheel based UPS system more quickly and effectively than we can.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, WE MAY BE UNABLE TO COMPETE.

Our products rely on our proprietary technology, and we expect that future technological advancements made by us will be critical to sustain market acceptance of our products. Therefore, we believe that the protection of our intellectual property rights is, and will continue to be, important to the success of our business. Consequently, our ability to compete effectively will depend, in part, on our ability to protect our proprietary technology, system designs and manufacturing processes. Unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our intellectual property is difficult, and we cannot be certain that the steps we may take will prevent unauthorized use of our technology. In addition, the measures we undertake may not be sufficient to adequately protect our proprietary technology and may not preclude competitors from independently developing products with functionality or features similar to those of our products.

OUR EFFORTS TO PROTECT OUR INTELLECTUAL PROPERTY MAY CAUSE US TO BECOME INVOLVED IN COSTLY AND LENGTHY LITIGATION WHICH COULD SERIOUSLY HARM OUR BUSINESS.

In recent years, there has been significant litigation in the United States involving patents, trademarks and other intellectual property rights. Although we have not been involved in intellectual property litigation, we may become involved in litigation in the future to protect our intellectual property or defend allegations of infringement asserted by others. Legal proceedings could subject us to significant liability for damages or invalidate our intellectual property rights. Any litigation, regardless of its outcome, would likely be time consuming and expensive to resolve and would divert management's time and attention. Any potential intellectual property litigation also could force us to take specific actions, including:

-    cease selling our products that use the challenged intellectual property;

- obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology or trademark, which license may not be available on reasonable terms, or at all; or

- redesign those products that use infringing intellectual property or cease to use an infringing trademark.

OUR FUTURE PLANS COULD BE HARMED IF WE ARE UNABLE TO ATTRACT OR RETAIN KEY PERSONNEL.

We have attracted a highly skilled management team. If we develop a prototype that we believe is marketable, we will require a significant increase in the number of employees and outside contractors. Our future success, therefore, will depend, in part, on attracting and retaining additional qualified management and technical personnel. We do not know whether we will be successful in hiring or retaining qualified personnel. Our inability to hire qualified personnel on a timely basis, or the departure of key employees, could harm our expansion and commercialization plans.

WE DEPEND ON OUR EXECUTIVE OFFICERS.

The Company's future performance depends upon the continued service of executive officers, in particular, the services of Dr. Christopher Gabrys, the Company's President, and Mr. Joel Bloomer, the Company's Chairman of the Board of Directors. The lose of services of one or more of the Company's executive officers, could have a materially adverse effect on the Company's business, operating results and financial condition.

INSIDERS HAVE SUBSTANTIAL CONTROL OVER OUR COMPANY AND COULD DELAY OR PREVENT A CHANGE IN CORPORATE CONTROL.

Our executive officers and directors, and their respective affiliates, beneficially own, in the aggregate, approximately 85% of our outstanding common stock. As a result, these stockholders will be able to exert significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

OUR STOCK PRICE MAY BE VOLATILE

The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

-    actual or anticipated fluctuations in our operating results;

- changes in market valuations of other technology companies, particularly those that sell products used in UPS systems;

- announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

- introduction of technologies or product enhancements that reduce the need for flywheel energy storage systems;

-    the loss of one or more suppliers; and

-    departures of key personnel.

WE MAY BE SUBJECT TO LITIGATION IF OUR STOCK PRICE IS VOLATILE.

Our stock price may be volatile due to numerous factors, including those listed above. In addition, the stock market has recently experienced extreme volatility that often has been unrelated to the performance of particular companies. These market fluctuations may cause our stock price to fall regardless of our performance. In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. We may be involved in a securities class action litigation in the future. Such litigation often results in substantial costs and a diversion of management's attention and resources and could harm our business, prospects, and results of operations or financial condition.

PROVISIONS OF DELAWARE LAW AND OF OUR CHARTER AND BY-LAWS MAY MAKE A TAKEOVER MORE DIFFICULT.

Provisions in our certificate of incorporation and by-laws and in the Delaware corporate law may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt which is opposed by our management and Board of Directors. Public stockholders who might desire to participate in such a transaction may not have an opportunity to do so. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change in control or change our management and Board of Directors.


"PENNY STOCK" RULES MAY MAKE SELLING THE COMPANY'S SECURITIES DIFFICULT.

The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that the system provides current price and volume information with respect to transactions in such securities). The penny stock rules require broker-dealers to deliver, prior to any transaction in a penny stock, certain information to their customers and to comply with other requirements which may have the effect of reducing the level of trading activity in a penny stock and make it more difficult to sell such stock.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company's offices are at the home of Mr. Bloomer, our Chairman, and we currently pay no rent:

         535 Westgate Drive
         Napa, California  94558

When and if further funding is obtained, the Company intends to commence looking for office space that is suitable for our current engineering needs. We intend to rent a 2,000 square foot space in the Reno, Nevada area.


ITEM 3.  LEGAL PROCEEDINGS

There are no legal proceedings to which the Company is a part.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders within the period covered by this report, through solicitation of proxies or otherwise.

                                    PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is traded on the NASD Over-the-Counter Bulletin Board System under the symbol "IEGY". The price per share reflected in the table below represents the range of low and high prices for the common stock for the quarters indicated, since the inception of trading on August 13, 2001.



QUARTER ENDED                                             LOW PRICE   HIGH PRICE
-------------                                             ---------   ----------
September 30, 2001......................................   $0.75        $1.35
December 31, 2001.......................................   $0.55        $1.35


As of March 22, 2002, there were approximately 143 holders of record of the Company's common stock.

DIVIDEND POLICY

The Company has not paid any cash dividends on the Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings that it may realize in the foreseeable future to finance its operations.

SALES OF UNREGISTERED SECURITIES

Since inception, the Company has issued unregistered securities to a limited number of persons as described below.

         (1) In connection with its organization in March 2000, the 4 founders of the Company were issued 9,500,000 shares of common stock. This transaction was not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as a transaction not involving any public offering. These securities were issued as restricted securities and the certificates were stamped with restrictive legends to prevent any resale without registration under the Act or in compliance with an exemption.

         (2) The Company commenced on offering in reliance on Rule 506 of Regulation D of the Securities Act of 1933, for the sale of the Company's common stock. The 506 private placement began in late March 2000 and was completed as of May 31, 2000. The offering was for up to 1,000,000 shares at an offering price of $0.25 per share. The Company had sold 986,800 shares of common stock raising aggregate gross proceeds of $246,700, before deduction of offering expenses totaling $17,400. The shares were sold to 14 "accredited investors", including officers of the Company. Christopher Gabrys and Rick Campbell, officers of the Company, solicited shareholders, and no documentation was given to any person solicited in the offering. These transactions were not registered under the Act in reliance on the exemption from registration in
Section 4(2) of the Act, and Rule 506 of Regulation D promulgated thereunder. Form D was filed with the Securities and Exchange Commission. The following persons purchased shares in the 506 private placement:




Name of Shareholder                           Number of Shares Purchased          Price Per Share
-------------------                           --------------------------          ---------------
Christopher Gabrys                                      104,000                        $0.25
Elaine Collins                                          400,000                        $0.25
David and Bonnie Campbell                               140,000                        $0.25
Robert and Tamitha McFarland                             20,000                        $0.25
Danny and Mary Tucker                                   120,000                        $0.25
Jeffrey and Tracy Bartel                                 10,800                        $0.25
Martha Gabrys                                            20,000                        $0.25
Jon Gabrys                                               40,000                        $0.25
Richard Coker                                            20,000                        $0.25
Wayne Gabrys                                             40,000                        $0.25
Charles and Gaila Triggs                                 60,000                        $0.25
Mandy Triggs                                              4,000                        $0.25
Derek and Susan Triggs                                    4,000                        $0.25
Charles Triggs                                            4,000                        $0.25
--------------                                             ----                        -----
TOTAL                                                   986,800



     (3) In December of 2001, we entered into an agreement to issue 127,453 shares of common stock to a creditor of the Company to settle an outstanding debt of a principal amount of $127,453. The issuance was effected under the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

     (4) In December of 2001, we entered into an agreement to issue 80,000 shares of common stock to each of two creditors of the Company to settle two outstanding debts of $65,000, representing principal and interest, and certain other obligations to issue common stock to said creditors. The issuance was effected under the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

     (5) In January 2002, we issued an option to purchase 50,000 shares of common stock, at an exercise price of $1.00 per share, to J. Michael Neary, a director of the Company, in connection with his appointment to the Board of Directors of the Company. The options were issued under our 2001 Stock Option Plan. Such options become exercisable over a four year period, with one-quarter vesting in January 2003, one-quarter vesting in January 2004 and the remainder vesting in January 2005.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

The Company will continue in its efforts to develop its product utilizing free labor of its directors, officers, and shareholders until such time as funding is sourced from the capital markets. It is anticipated additional funding for the next twelve months will be required to accelerate the development of our products and continue to patent our inventions. Attempts are currently being made to raise cash through private placements and said attempts will continue throughout 2002. The Company will also use various debt instruments and as well as public offerings to raises needed capital during 2002. It is expected that as funds become available, Indigo Energy will add additional staff on an "as required" basis as well as the equipment required to perform testing and development of its products.

The Company is in its development stage and has expended a substantial amount of funds to date. The Company needs substantial additional capital to complete its development and to reach an operating stage. The sales and cost of sales of the Company for fiscal years 2001 and 2000 were $0.


LIQUIDITY AND CAPITAL RESOURCES

                                                      2001          2000
                                                   ----------    ----------

             TOTAL CURRENT ASSETS                  $15,000       $60,192
             TOTAL CURRENT LIABILITIES             $222,756      $150,285

             WORKING CAPITAL DEFICIENCY            ($207,756)    ($90,093)


The working capital deficiency increased by $117,663 from December 31, 2000 to December 31, 2001. Cash decreased by $11,132 over the same period.

GENERAL AND ADMINISTRATIVE EXPENSES

The Company's general and administrative expenses increased from $100,184 for the period March 8, 2000 (inception) to December 31, 2000 to $302,025 for the year ended December 31, 2001, an increase of $201,841 or 201.5% over 2000. General and administrative expenses represent office expenses, consulting and professional fees. The increase in general and administrative expenses is primarily due to an increase in consulting and professional fees.

NET LOSS

The Company's net loss increased from $287,146 for the period March 8, 2000 (inception) to December 31, 2000 to $569,603 for the year ended December 31, 2001 due to the increase in general and administrative and research and development expenses incurred during the year. At December 31, 2001, the Company had a stockholders' deficit of $16,351.

INFLATION

Although the Company believes that inflation has not had a material adverse effect on the results of the operations to date, any increase in costs to the Company could affect the net income or loss of the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

None pertaining to Indigo Energy, Inc.


DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our plans, objectives, expectations and intentions. Although we believe the statements and projections are based upon reasonable assumptions, actual results may differ from those that we have projected.


ITEM 7. FINANCIAL STATEMENT


     Independent Auditors Report

     Balance Sheet as at December 31, 2001 and 2000

     Statements of Operations cumulative for the period from March 8, 2000 (inception) to December 31, 2001 and 2000.

     Statements of Cash Flows cumulative for the period from March 8, 2000 (inception) to

     December 31, 2001 and 2000.

     Statement of Stockholders' Deficiency cumulative for the period from March 8, 2000 (inception) to December 31, 2001 and 2000.

     Notes to Financial Statements

                               INDIGO ENERGY, INC.
                               -------------------
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS
                              --------------------

                                DECEMBER 31, 2001
                                -----------------

                               INDIGO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2001



                                TABLE OF CONTENTS
                                -----------------



                                                                         PAGE

INDEPENDENT AUDITORS' REPORT                                               1

FINANCIAL STATEMENTS:

    BALANCE SHEETS                                                         2

    STATEMENTS OF OPERATIONS                                               3

    STATEMENTS OF CASH FLOWS                                             4 - 5

    STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)                            6

    NOTES TO FINANCIAL STATEMENTS                                       7 - 13

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors of
Indigo Energy, Inc.:

      We have audited the accompanying balance sheets of Indigo Energy, Inc., a Delaware corporation, as at December 31, 2001 and 2000 and the related statements of operations, cash flows and stockholders' equity (deficit) for the year ended December 31, 2001, the period March 8, 2000 (inception) to December 31, 2000 and cumulative from inception on March 8, 2000 through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Indigo Energy, Inc. as at December 31, 2001 and 2000, and the results of its operations and its cash flows for the year ended December 31, 2001, the period March 8, 2000 (inception) to December 31, 2000, and cumulative from inception on March 8, 2000 through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is dependent upon raising additional capital and/or obtaining financing to continue its development stage operations. Management's plan with respect to this matter is also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                             FREEMAN & DAVIS LLP

New York, New York
March 18, 2002



                               INDIGO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS


                                                                                              DECEMBER 31,
                                                                                    --------------------------
                                                                                        2001             2000
                                                                                    ------------       -------

                                   A S S E T S
                                   -----------

CURRENT ASSETS
--------------
Cash                                                                                   $             $  11,050
Notes receivable from officers (stockholders) - current portion                           15,000
Receivable - shared research cost                                                                       10,000
Advances to officers (stockholders)                                                                     39,142
                                                                                      ----------    ----------

         TOTAL CURRENT ASSETS                                                             15,000        60,192
                                                                                      ----------    ----------


EQUIPMENT - Net of accumulated depreciation of $1,165
   and $368, respectively                                                                  2,820         3,314
                                                                                      ----------    ----------


OTHER ASSETS
------------

   Patent application costs                                                               83,585        12,578
   Notes receivable from officers (stockholders), net of current portion                 105,000
   Expenses preparatory to a public offering of the Company's
      common stock                                                                                     100,855
                                                                                      ----------    ----------

         TOTAL OTHER ASSETS                                                              188,585       113,433
                                                                                      ----------    ----------
                                                                                        $206,405      $176,939
                                                                                      ==========    ==========

                                                                                             DECEMBER 31,
                                                                                    --------------------------

                                                                                      2001            2000
                                                                                   ---------        ----------

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES
-------------------

   Bank overdraft                                                                   $         82    $
   Advances from officers (stockholders)                                                   3,401
   Accounts payable and accrued expenses                                                 208,373       150,285
   Advances from consulting firm                                                          10,900
                                                                                      ----------    ----------
         TOTAL CURRENT LIABILITIES                                                       222,756       150,285
                                                                                      ----------    ----------

STOCKHOLDERS' EQUITY (DEFICIT)
------------------------------

   Preferred stock, $0.001 par value per share:
     Authorized and unissued                   10,000,000 shares
   Common stock, $0.001 par value per share:
     Authorized                                90,000,000 shares
     Issued and outstanding    11,774,253 and
                               10,486,800 shares, respectively                            11,774        10,487
   Additional paid-in capital                                                            828,624       303,313
   Deficit accumulated during the development stage                                     (856,749)     (287,146)
                                                                                      ----------    ----------

         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                           (16,351)        26,654
                                                                                      ----------    ----------

                                                                                      $ 206,405      $ 176,939
                                                                                      ==========    ==========


The accompanying notes are an integral part of these financial statements.



                               INDIGO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS




                                                                                                      Cumulative:
                                                                               March 8, 2000        March 8, 2000
                                                             Year Ended       (Inception) to       (Inception) to
                                                            December 31,        December 31,         December 31,
                                                                   2001                 2000                 2001
                                                           ------------        --------------     ----------------




REVENUE                                                       $       -            $       -            $       -
                                                             ----------           ----------           ----------

EXPENSES

   Research and development expenses                            199,310              187,519              386,829
   General and administrative expenses                          302,025              100,184              402,209
   Interest expense                                              67,471                                    67,471
   Depreciation                                                     797                  368                1,165
                                                         --------------       --------------         ------------

TOTAL EXPENSES                                                  569,603              288,071              857,674
                                                            -----------          -----------           ----------

INTEREST INCOME                                                                          925                  925
                                                            ----------------- --------------        -------------

NET LOSS                                                      $(569,603)           $(287,146)           $(856,749)
                                                              =========            =========            =========

BASIC NET LOSS PER COMMON SHARE                            $      (.050)        $      (.028)        $      (.075)
                                                           ============         ============         ============



                               INDIGO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                                      Cumulative:
                                                                               March 8, 2000        March 8, 2000
                                                             Year Ended        (Inception) to      (Inception) to
                                                            December 31,         December 31,        December 31,
                                                                   2001                 2000                 2001
                                                            ------------       -------------       --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                   $(569,603)           $(287,146)           $(856,749)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Noncash items:
            Depreciation of equipment                               797                  368                1,165
            Value of services contributed to the Company
               by certain executive officers                     90,000               75,000              165,000
            Interest expense paid by issuance of common
               stock                                             60,000                                    60,000
            (Increase) decrease in receivable - shared
               research cost                                     10,000              (10,000)
            Increase in accounts payable and accrued
               expenses                                         185,541              150,285              335,826
                                                            -----------         ------------          ------------

NET CASH USED IN OPERATING ACTIVITIES                          (223,265)             (71,493)            (294,758)
                                                             ----------          -----------            ----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Payments for the purchase of equipment                          (303)              (3,682)              (3,985)
   Payments of patent application costs                         (71,007)             (12,578)             (83,585)
   Advances to officers (stockholders) - net                    (77,457)             (39,142)            (116,599)
                                                            -----------          -----------            ----------
NET CASH USED IN INVESTING ACTIVITIES                          (148,767)             (55,402)            (204,169)
                                                             ----------          -----------            ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                       250,000              238,800              488,800
   Proceeds from convertible notes payable                      100,000                                   100,000
   Advances from consulting firm                                 10,900                                    10,900
   Payments for expenses preparatory to a public
      offering of the Company's common stock                                        (100,855)            (100,855)
                                                               --------              -------             --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       360,900              137,945              498,845
                                                               --------              -------             --------

NET INCREASE (DECREASE) IN CASH                                 (11,132)              11,050                  (82)

CASH AT BEGINNING OF PERIOD                                      11,050
                                                               --------               ------             --------

CASH (OVERDRAFT) AT END OF PERIOD                             $     (82)           $  11,050            $     (82)
                                                              =========            ==========           ==========

                                   (CONTINUED)


                               INDIGO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                                                      Cumulative:
                                                                               March 8, 2000         March 8, 2000
                                                             Year Ended       (Inception) to        (Inception) to
                                                            December 31,         December 31,          December 31,
                                                                   2001                 2000                  2001
                                                               ------------     --------------      ---------------

SUPPLEMENTAL INFORMATION ABOUT
   CASH PAYMENTS IS AS FOLLOWS:
      Cash payments of interest                              $        -           $        -              $       -
      Cash payments for income taxes                         $        -           $        -              $       -

SUPPLEMENTAL SCHEDULE OF NONCASH
   FINANCING ACTIVITIES:
      Conversion of convertible notes and accrued
         interest to common stock                            $  160,000           $        -               $160,000
      Conversion of accounts payable to common stock         $  127,453           $        -               $127,453


The accompanying notes are an integral part of these financial statements.




                               INDIGO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                 MARCH 8, 2000 (INCEPTION) TO DECEMBER 31, 2001

                                                                                                                        DEFICIT
                                                                                                                      ACCUMULATED
                                                                                COMMON STOCK      ADDITIONAL          DURING THE
                                                                                ------------
                                                                                                     PAID-IN          DEVELOPMENT
                                                    TOTAL         SHARES            AMOUNT           CAPITAL               STAGE
                                                 ---------------------------------------------------------------------------------

Year 2000 Transactions:

Common stock issued for cash                   $    9,500      9,500,000         $  9,500          $                  $

Common stock issued in a securities offering,
 net of expenses of $17,400                       229,300       986,800               987            228,313

Value of services contributed to the
 Company by certain executive officers             75,000                                             75,000

Net Loss - March 8, 2000 (inception)
 to December 31, 2000                            (287,146)                                                              (287,146)
                                                ----------      --------         ---------         ---------           ----------

Balance (Deficit) - December 31, 2000              26,654     10,486,800           10,487            303,313            (287,146)

Common stock issued in an initial public
 offering, net of expenses of $100,855            149,145      1,000,000            1,000            148,145

Common stock issued on conversion of
 convertible notes payable and accrued interest   160,000        160,000              160            159,840

Common stock issued on conversion
 of accounts payable                              127,453        127,453              127            127,326

Value of services contributed to the
 Company by certain executive officers             90,000                                             90,000

Net Loss - year ended December 31, 2001          (569,603)                                                              (569,603)
                                               ----------     --------------------------------------------------------------------

Balance (deficit) - December 31, 2001          $  (16,351)    11,774,253          $11,774           $828,624           $(856,749)
                                               ==========     ====================================================================


The accompanying notes are an integral part of these financial statements.

                               INDIGO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001



NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        ------------------------------------------

     DESCRIPTION OF DEVELOPMENT STAGE ACTIVITIES
     -------------------------------------------

     The Company was organized on March 8, 2000 as a Delaware corporation under the name Alternate Energy Corp. Immediately thereafter the Company changed its name to Q Power, Inc. and in October 2000 changed to its present name of Indigo Energy, Inc.

     The Company is presently in its development stage and intends to become a developer and manufacturer of a reliable electrical backup power supply for the telecommunications industry. The Company has elected December 31 as its year end for tax and financial reporting.

     OFFERINGS OF THE COMPANY'S COMMON STOCK
     ---------------------------------------

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

     On January 4, 2001 the Company received an effective date from the SEC for its initial public offering (IPO). In connection therewith, the Company issued 1,000,000 shares of its common stock at an offering price of $.25 per share for an aggregate of $250,000. Costs associated with the offering, amounting to $100,855, have been charged to additional paid-in capital.

     USE OF ESTIMATES IN PREPARING FINANCIAL STATEMENTS
     --------------------------------------------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

                               INDIGO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2001




NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
        ------------------------------------------

     CONCENTRATIONS OF CREDIT RISK
     -----------------------------

     Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards No. 105, consist principally of notes receivable from officers (stockholders). Such notes receivable aggregate $120,000 at December 31, 2001, the details of which are described in Note 2. The Company does not have collateral of the officers to support the notes.

     RESEARCH AND DEVELOPMENT
     ------------------------

     Research and development costs are expensed as incurred.

     PLANT AND EQUIPMENT
     -------------------

     Plant and equipment are stated at cost, less accumulated depreciation. The cost of major improvements and betterments to existing plant and equipment are capitalized, while maintenance and repairs are charged to expense when incurred. Upon retirement or other disposal of plant and equipment, the profit realized or loss sustained on such transaction is reflected in income. Depreciation is computed on the cost of plant and equipment on the straight-line method, based upon the estimated five year useful life of the assets.

     PATENT APPLICATION COSTS
     ------------------------

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

                               INDIGO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2001



NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
        ------------------------------------------

     INCOME TAXES
     ------------

     Deferred income taxes result from the effects of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements, and for the expected future tax benefits to be derived from tax loss carryforwards. A valuation allowance is recorded to reflect the likelihood of realization of deferred tax assets.

     NET LOSS PER SHARE
     ------------------

     Net loss per common share was calculated under SFAS No. 128, "Earnings per Share". Basic net loss per share is computed by dividing the net loss by the weighted average outstanding shares of 11,459,488 and 10,311,296 as of December 31, 2001 and 2000, respectively during the periods. Inasmuch as the Company has incurred losses, the effect of dilutive securities have been excluded from the computation as they are antidilutive.

     GOING CONCERN
     -------------

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is dependent upon raising additional capital and/or obtaining financing to continue its development stage operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     It is management's plan to continue to develop its products using the services of its officers (stockholders). Attempts are being made to raise funds through private placements. The Company also intends to use various debt instruments as well as public offerings to raise the required funding.

     COMPREHENSIVE INCOME
     --------------------

     The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which established standards for reporting and display of comprehensive income and its components in the financial statements. Besides net income, SFAS No. 130 requires the reporting of other comprehensive income, defined as revenues, expenses, gains and losses that under generally accepted accounting principles are not included in net income. As at December 31, 2001 and 2000, the Company had no items of other comprehensive income and as a result, no additional disclosure is included in the financial statements.

                               INDIGO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2001



NOTE 2. NOTES RECEIVABLE FROM OFFICERS (STOCKHOLDERS)
        ---------------------------------------------

     In December, 2001, the Company converted advances to three officers (stockholders) of the Company into interest bearing notes receivable. The notes bear interest at 7% per annum, with interest payable quarterly. The outstanding principal of the notes receivable are summarized as follows:

Payments due within one year, on December 31, 2002                    $  15,000

Payments due after one year, on December 31, 2003                       105,000
                                                                       --------

TOTAL NOTES RECEIVABLE                                                 $120,000
                                                                       ========



NOTE 3. CONVERSION OF NOTES AND ACCOUNTS PAYABLE TO COMMON STOCK
        --------------------------------------------------------



A.      NOTES PAYABLE
        -------------

     In August 2001, the Company received the proceeds of convertible notes payable in the aggregate amount of $100,000. The underlying loans were for a period of three months and were convertible into 100,000 shares of the Company's common stock at maturity in November 2001, at the noteholders option. Accrued interest at the maturity date of the notes amounted to $30,000. The noteholders were also entitled to receive 30,000 shares of the Company's common stock as additional interest at maturity. In November 2001, the noteholders agreed to receive 160,000 shares of the Company's stock in full satisfaction of the notes and the accrued interest thereon.



B.      ACCOUNTS PAYABLE
        ----------------

     In December 2001, the Company entered into an agreement with a vendor whereby the Company issued 127,453 shares of its common stock valued at $1 per share ($127,453) in payment of certain outstanding invoices aggregating $127,453 payable to the vendor.

                               INDIGO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2001






NOTE 4.  INCOME TAXES
         ------------

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss carryforwards. Significant items comprising the net deferred tax asset at December 31, 2001 are:

Net operating loss carryforward                                        $131,207
Start-up costs not currently deductible for tax purposes                103,988
                                                                      ---------
Total deferred income tax assets                                        235,195
Less: deferred tax asset valuation allowance                            235,195
                                                                      ---------

                  NET DEFERRED TAX ASSET                              $      -
                                                                      =========

     The elements comprising the differences in the income tax expense between the federal statutory rate and the Company's effective rate for the year ended December 31, 2001 and the period March 8, 2000 (inception) to December 31, 2000 are shown as follows:

                                                       2001             2000
                                                   -----------------------------

Income tax credit computed at the statutory rate     $(193,665)       $(97,630)
Permanent non-deductible expenses                       30,600          25,500
Unrecorded tax benefits resulting
 from valuation allowance                              163,065          72,130
                                                   -----------   ---------------

        TOTAL INCOME TAX PROVISION                    $      -         $      -
                                                   ===========   ===============

     At December 31, 2001, the Company has a net operating loss, for federal income tax purposes, of approximately $386,000 available to offset future taxable income for a period of twenty years. In addition, deferred start-up costs of approximately $306,000 will be available to offset future taxable income for a period of five years once the Company commences its intended business operations. The company has applied a full valuation allowance to its deferred tax assets inasmuch as there can be no assurance, at this time, that the Company will evolve from the development stage and generate future taxable income.

                               INDIGO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2001


NOTE 5.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
         -----------------------------------------------------

     The estimate of the fair value of each class of financial instruments for which it is practicable to estimate that value is based on the following methods and assumptions:

     CASH, RECEIVABLE - SHARED RESEARCH COST, ADVANCES FROM OFFICERS (STOCKHOLDERS), ADVANCES FROM SERVICE PROVIDER, ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

     The carrying amounts of these items are assumed to be a reasonable estimate of their fair value due to their short-term nature.

     NOTES RECEIVABLE FROM OFFICERS (STOCKHOLDERS):

     The carrying value of the Company's notes receivable from officers (stockholders) is a reasonable estimate of its value as the interest rate is based on prevailing market rates for debt with similar terms and maturities.

NOTE 6.  STOCK OPTION PLAN
         -----------------

     In August, 2001, the Company established a qualified and nonqualified stock option plan pursuant to which up to 1.2 million shares of its common stock can be set aside to promote the growth and profitability of the Company by providing certain executives, directors and other employees or consultants with an additional incentive to achieve Company objectives and to attract and retain competent personnel. The Company granted options for the purchase of an aggregate of up to 675,000 shares of the Company's common stock to its officers (stockholders) at an exercise price of $1.00 per share which generally expires 10 years after the grant date.

     The Company accounts for its stock compensation plans under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". As permitted by SFAS No. 123, the Company measures compensation cost in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds, including tax benefits realized, are credited to equity.

     Under SFAS No. 123, pro forma information regarding net loss and net loss per share is required. This information is required to be determined as if the Company had accounted for its stock options under the fair value method of that statement.

     The fair value of each option issued is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 4.57%, dividend yield of 0%, volatility factors of the expected market price of the Company's stock of 0% and the expected life of an option of ten years.

                               INDIGO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2001


NOTE 6.  STOCK OPTION PLAN (CONTINUED)
         -----------------

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. Had the Company's stock option plan been accounted for based on the fair value method set forth under SFAS No. 123, net loss and net loss per share would have been increased to the following pro forma amounts:

                                                                    Cumulative:
                                           March 8, 2000         March 8, 2000
                       Year Ended         (Inception) to        (Inception) to
                December 31, 2001      December 31, 2001     December 31, 2001
                 ---------------------------------------------------------------

Net Loss:
 As reported         $(569,603)          $(287,146)            $(856,749)
 Pro forma           $(603,992)          $(287,146)            $(891,138)
Basic Net Loss
 Per Share:
  As reported           $(.050)             $(.028)               $(.075)
  Pro forma             $(.053)             $(.028)               $(.078)



NOTE 7. SUBSEQUENT EVENTS
        -----------------

     A. STOCK OPTIONS GRANTED TO A DIRECTOR
        -----------------------------------

     On January 23, 2002 the Company granted options under its stock option plan to a newly appointed director for the purchase of an aggregate of up to 50,000 shares of the Company's common stock at an exercise price of $1.00 per share which generally expires 10 years after the grant date. The options vest over a period of four years.

     B. COMMON STOCK TO BE ISSUED FOR SERVICES TO A CONSULTANT
        ------------------------------------------------------

     On March 8, 2002, the Company entered into an agreement to issue 50,000 shares of its common stock valued at $79,000 to a consultant, wherein the consultant agreed to provide various services to the Company including business development, business strategy and corporate image for a period of three months. Under the agreement, the Company is required to file a Form S-8 with the Securities and Exchange Commission to register the shares.

                                    PART III.

ITEM 8. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the names, ages concerning each of the directors and executive officers of the Company:


Names                              Age        Position
-----                              ---        --------

Joel Bloomer                       62         Chairman of the Board of Directors

Christopher Gabrys                 31         Director, President

J. Michael Neary (*)               63         Director

Rick Campbell                      32         Director, Vice President

Scott Kostiuk                      31         Secretary and Treasurer

(*) Appointed subsequent to December 31, 2001.

CURRENT OFFICERS, DIRECTORS AND KEY EMPLOYEES

JOEL BLOOMER, CHAIRMAN OF THE BOARD

Mr. Bloomer has served as our Chairman of the Board since inception. He worked as a business consultant to Toray Composites (America) Inc. since 1994. Mr. Bloomer has 35 years experience in the aerospace industry in composite materials, structural design, dynamic analysis, manufacturing process development and business development activities. He is a graduate of the University of Washington with a M.S. in Aeronautical Engineering.

CHRISTOPHER GABRYS, PRESIDENT

Dr. Gabrys has served as our President since inception. From 1996 to 2000, Dr. Gabrys worked as both a consultant and as a senior engineer of composite development at Toray Composites (America) Inc. (TCA). At TCA, Dr. Gabrys commercialized a composite manufacturing process and devised several patent-pending flywheel designs. Dr. Gabrys earned a Ph.D. in Engineering Science and Mechanics from The Pennsylvania State University in 1996.

J. MICHAEL NEARY

Mr. Neary joined the Board of Directors on January 23, 2002. He has thirty years of experience in the area of intellectual property procurement and protection. From 1990 to 1996, Mr. Neary worked as a Senior Patent Attorney with Boeing Commercial Airplane Group. From 1984 to 1990, he worked as a Senior Patent Attorney with Boeing Aerospace Company. Mr. Neary is a graduate of the George Washington University Law Center, Juris Doctor 1970. He earned a B.S. Electrical Engineering from C.W. Post College in 1966.

RICK CAMPBELL, VICE PRESIDENT

Dr. Campbell has served as our Vice President since inception. Prior to joining Indigo Energy, Dr. Campbell was a project leader in the research and development efforts of Accuride Corporation from 1999 to 2000. From 1997 to 1999, Dr. Campbell was a senior engineer at Lockheed Martin. Dr. Campbell earned a Ph.D. in Engineering Science and Mechanics from The Pennsylvania State University in 1997.

SCOTT KOSTIUK, SECRETARY AND TREASURER

Mr. Kostiuk has been our Secretary and Treasurer since inception. From October 1998 to February 2000, Mr. Kostiuk has served as the Secretary and Treasurer of Zeppelin Software Inc, a wireless communications company. From November 1994 to 1999, Mr. Kostiuk served as the Secretary and Treasurer of The Plant Software Inc., a computer software development and publishing company. Mr. Kostiuk attended the University of Toronto, graduating with a B.A. degree in 1993.

There are no arrangements or understandings pursuant to which any person has been elected as a director or executive officer of the Company. Directors are elected annually by the stockholders and hold office until the next annual meeting of stockholders and until their respective successors are elected and qualified. Executive officers are elected by the Board of Directors and hold office until their respective successors are elected and qualified. There is no family relationship among any directors or executive officers of the Company.


SECTION 16(A)  BENEFICIAL OWNERSHIP REPORTING COMPLIANCE



Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership with the Securities and Exchange Commission ("SEC") and NASD. Executive officers, directors, and greater than ten-percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

The Company believes that all filing requirements applicable under Section 16(a) to its executive officers, directors and 10% stockholders were complied with for fiscal 2001.

ITEM 9. EXECUTIVE COMPENSATION.

The following table summarizes all compensation awarded to, earned by, or paid to the Chairman and three other officers of the Company (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company for each of the Company's last two fiscal years. No other executive officer of the Company received total salary and bonus in excess of $100,000 during any of the last two fiscal years.



                                                     SUMMARY COMPENSATION TABLE
                                                     --------------------------
                                                         Annual                                  Long-Term
        Payouts                                       Compensation                          Compensation Awards
        -------                         -----------------------------------------      ----------------------------
                                                                        Other          Securities
Name and                                                                Annual         Underlying       All Other
Principal                               Salary          Bonus        Compensation        Options       Compensation
Position                   Year           ($)            ($)             ($)               (#)             ($)
--------------------       ----         ------         ------        ------------      ----------      ------------

J. Bloomer, Chairman       2001           $ 0           $ 0              $ 0               175,000         $ 0
                           2000           $ 0           $ 0              $ 0               0               $ 0

C. Gabrys, President       2001           $ 0           $ 0              $ 0               175,000         $ 0
                           2000           $ 0           $ 0              $ 0               0               $ 0

R. Campbell, V.P.          2001           $ 0           $ 0              $ 0               175,000         $ 0
                           2000           $ 0           $ 0              $ 0               0               $ 0

S. Kostiuk, Secretary      2001           $ 0           $ 0              $ 0               150,000         $ 0
                           2000           $ 0           $ 0              $ 0               0               $ 0


                           Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values


The following table sets forth information with respect to each exercise of stock options during fiscal 2001 by the Named Executive Officers and the value at December 31, 2001 of unexercised stock options held by the Named Executive
Officers:



                              AGGREGATED OPTION EXERCISES IN LAST FISCAL
                              YEAR AND FISCAL YEAR END OPTION VALUE TABLE
                              -------------------------------------------
                                                          Number of
                                                          Securities          Value of
                                                          Underlying         Unexercised
                                                         Unexercised        in-the-Money
                                                           Options             Options
                       Shares                             at Fiscal           at Fiscal
                      Acquired                           Year-End(#)         Year-End($)
                         On              Value          -------------       -------------
                      Exercise          Realized         Exercisable/       Exercisable/
Name                      #                $            Unexercisable       Unexercisable
----                  --------          --------        -------------       -------------

J. Bloomer                0               $0             0 / 175,000          $0 / $0
C. Gabrys                 0               $0             0 / 175,000          $0 / $0
R. Campbell               0               $0             0 / 175,000          $0 / $0
S. Kostiuk                0               $0             0 / 150,000          $0 / $0



                        Option Grants in Last Fiscal Year


     The following table sets forth information with respect to grants of options to purchase shares of Common Stock pursuant to the 2001 Plan to the Named Executive Officers during fiscal 2001:






                                                      Individual Grants
                                --------------------------------------------------------------
                                                  Percent of
                                                    Total
                                  Number of        Options
                                 Securities       Granted to
                                 Underlying       Employees       Per Share
                                 Options          in Fiscal       Exercise      Expiration Date
Name                             Granted            Year          Price
----                             ----------       -----------     ---------     ---------------

J. Bloomer                         175,000          25.9%           $1.00          8/10/11
C. Gabrys                          175,000          25.9%           $1.00          8/10/11
Rick Campbell                      175,000          25.9%            $1.00         8/10/11
Scott Kostiuk                      150,000          22.2%            $1.00         8/10/11


COMPENSATION OF DIRECTORS

     There is no arrangement for the cash compensation of directors.


EMPLOYMENT AGREEMENTS

     There are currently no employment agreements between the Company and any of its named executive officers.

ITEM 10. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of March 22, 2002 with respect to the number of shares of the Common Stock beneficially owned by: (i) each person known to the Company to be the beneficial owner of more than five percent of the Common Stock; (ii) each of the directors of the Company; and
(iii) all of the directors and executive officers of the Company as a group. Except as otherwise indicated, each such stockholder has sole voting and investment power with respect to the shares beneficially owned by such stockholder. Beneficial ownership has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended. Generally, a person is deemed to be the beneficial owner of a security if he has the right to acquire voting or investment power within 60 days of the date of this Report.


AMOUNT AND NATURE OF
NAME, POSITION, AND ADDRESS (1)         BENEFICIAL OWNERSHIP    PERCENT OF CLASS
-------------------------------         --------------------    ----------------
Elaine Collins (2)                      3,400,000               28.75%

Richebourg, Inc. (3)                    3,000,000               25.37%

Joel K. Bloomer                         3,407,500(4)            28.82%
Chairman of the Board

Christopher Gabrys                      3,104,000               26.25%
Director and President

J. Michael Neary                           40,000 (5)            0.34%
Director

Rick Campbell                             500,000                4.23%
Director and Vice President

Scott Kostiuk                           3,000,000 (6)           25.37%
Secretary and Treasurer

All Directors and Officers as a Group  10,051,500               85.01%


(1) Except as otherwise noted, the address of each person is c/o Indigo Energy, Inc., 535 Westgate Drive, Napa, California 94558.

(2)  Ms. Collins has an address at 535 Westgate Drive, Napa, California 94558.

(3) Richebourg, Inc. has an address at Fort Nassau Centre, Marlborough Street, PO Box N-4875, Nassau, Bahamas.

(4)  Includes 3,400,000 shares owned by Mr. Bloomer's spouse, Elaine L. Collins.

(5)  All of such shares are owned jointly with Mr. Neary's spouse, Sandra A.
     Neary.

(6) Includes 3,000,000 shares owned by Richebourg, Inc., a corporation in which Mr. Kostiuk is the principal.

ITEM 11. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In January 2002, we issued an option to purchase 50,000 shares of common stock, at an exercise price of $1.00 per share, to J. Michael Neary, a director of the Company, in connection with his appointment to the Board of Directors of the Company. The options were issued under our 2001 Stock Option Plan. Such options become exercisable over a four year period, with one-quarter vesting in January 2003, one-quarter vesting in January 2004 and the remainder vesting in January 2005.

Item 12. EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

(a)(1)   Financial Statements:
         --------------------

     The following Financial Statements of the Company are included in Part II,
Item 7 of this report.

     Independent Auditors Report

     Balance Sheet as at December 31, 2001 and 2000

     Statements of Operations cumulative for the period from March 8, 2000 (inception) to December 31, 2001 and 2000.

     Statements of Cash Flows cumulative for the period from March 8, 2000 (inception) to December 31, 2001 and 2000.

     Statement of Stockholders' Deficiency cumulative for the period from March 8, 2000 (inception) to December 31, 2001 and 2000.

     Notes to Financial Statements


(a)(2)   Exhibits: The following exhibits are included in this report:
         --------

   Exhibit                             Description
-------------   ----------------------------------------------------------------
3.1             Certificate of Incorporation of Indigo Energy, Inc.(incorporated by reference to the Company's Registration Statement on Form
                SB-2 (Commission File Number 333-42026), filed on July 21, 2000)

3.2 Amendment to Certificate of Incorporation of Indigo Energy, Inc.(incorporated by reference to the Company's Registration Statement on Form SB-2 (Commission File Number 333-42026), filed on July 21, 2000)

3.3 Amendment to Certificate of Incorporation to Indigo Energy, Inc.(incorporated by reference to the Company's Registration Statement on Form SB-2 (Commission File Number 333-42026), filed on July 21, 2000)

3.4 By-Laws of Indigo Energy, Inc. (incorporated by reference to the Company's Registration Statement on Form SB-2 (Commission File Number 333-42026), filed on July 21, 2000)

4.1 Specimen of Common Stock Certificate.(incorporated by reference to the Company's Registration Statement on Form SB-2 (Commission File Number 333-42026), filed on July 21, 2000)

10.1 Product Purchase Agreement, dated May 24, 2000, by and between the Company and CalNetix (incorporated by reference to the Company's Registration Statement on Form SB-2 (Commission File Number 333-42026), filed on July 21, 2000)

10.2 Supply Agreement, dated September 18, 2000, by and between the Company and Toray Composites (America)(incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form SB-2 (Commission File Number 333-42026), filed on December 19, 2000)

10.3 Company's 2001 Stock Option Plan (incorporated by reference to the Company's Quarterly Report on Form 10-QSB, filed on November 21, 2001)

21              Subsidiaries of Issuer.  N/A

23.1            Consent of Freeman & Davis LLP

--------------------------------------------------------------------------------


(b)      Reports on Form 8-K:
         -------------------

     The Company did not file any reports on Form 8-K during the fourth quarter ended December 31, 2001.

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




INDIGO ENERGY, INC.


By: /s/ Christopher Gabrys
    ------------------------------                   Date: March 27, 2002
     Director, President

   /s/ Scott Kostiuk
    ------------------------------                   Date: March 27, 2002
     Secretary and Treasurer



In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joel Bloomer
-------------------------------------
    Joel Bloomer
    Chairman of the Board                            Date: March 27, 2002


/s/ Christopher Gabrys
-------------------------------------
    Christopher Gabrys
    Director, President                              Date: March 27, 2002


/s/ J. Michael Neary
-------------------------------------
    J. Michael Neary
    Director                                         Date: March 28, 2002


/s/ Rick Campbell
-------------------------------------
    Rick Campbell
    Director, Vice President                         Date: March 27, 2002


/s/ Scott Kostiuk
-------------------------------------
    Scott Kostiuk
    Secretary and Treasurer                          Date: March 27, 2002

                                  EXHIBIT 23.1

                         CONSENT OF INDEPENDENT AUDITORS


     We consent to the incorporation by reference in the registration statement (No. 333-84388) filed on Form S-8 of Indigo Energy, Inc. of our report dated March 18, 2002, relating to the financial statements of Indigo Energy, Inc., which report appears in the Annual Report on Form 10-KSB of Indigo Energy, Inc. for the year ended December 31, 2001.

                                                  FREEMAN & DAVIS LLP
                                                  Certified Public Accountants