Form 10QSB
period 2002-03-31
INDIGO ENERGY INC
filed 2002-05-15
CIK 1118629

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



                                   (Mark One)

  [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the quarterly period ended 03/31/02
                             -----------------------

       [ ] Transition report under Section 13 or 15(d) of the Exchange Act

          For the transition period from ___________ to ______________

                         Commission file number 811-3584
                         --------------------------------


                               Indigo Energy, Inc.
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

              Delaware                                         13-4105842
        -----------------------------                         ---------------
       (State or Other Jurisdiction of                       (I.R.S. Employer
       Incorporation or Organization)                        Identification No.)


                   535 Westgate Drive, Napa, California 94558
        ----------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (707) 254-9302
        -----------------------------------------------------------------
                           (Issuer's Telephone Number)



        -----------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal year, if Changed
                               Since Last Report)

Check whether the issuer; (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X                  No
    ---------                 --------

As of March 31, 2002, 11,824,253 shares of the issuer's common stock, par value $0.001 per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes         No   X
                                                              ------     ------

Table of Contents


                                                                            Page

Part I........................................................................ 4

Item 1.   Financial Statements

          Balance Sheets as of March 31, 2002 and December 31, 2001 .......... 5

          Interim Statements of Operations for the Three Months Ended
          March 31, 2002, and March 31, 2001 and Cumulative from
          Inception on March 8, 2000 to March 31, 2002........................ 7

          Interim Statements of Cash Flows for the Three Months Ended
          March 31, 2002, and March 31, 2001 and Cumulative from
          Inception on March 8, 2000 to March 31, 2002........................ 8

          Statement of Stockholders' Equity (Deficit) for the Period
          March 8, 2000 (Inception) to March 31, 2002.........................10

          Notes to Interim Financial Statements for the Three Months
          Ended March 31, 2002................................................11

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operation........................16

Part II.......................................................................16

Item 2.   Changes in Securities...............................................16

Item 6.   Exhibits and Reports on Form 8-K....................................16

                               INDIGO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2002






PART 1. FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS

                BALANCE SHEETS AS OF MARCH 31, 2002 AND DECEMBER 31, 2001

                INTERIM STATEMENTS OF OPERATIONS FOR THE THREE
                MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001 AND CUMULATIVE FROM INCEPTION ON MARCH 8, 2000 TO MARCH 31, 2002

                INTERIM STATEMENTS OF CASH FLOWS FOR THE THREE
                MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001 AND CUMULATIVE FROM INCEPTION ON MARCH 8, 2000 TO MARCH 31, 2002

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE PERIOD MARCH 8, 2000 (INCEPTION) TO MARCH 31, 2002

                NOTES TO INTERIM FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2002


                               INDIGO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                                   (UNAUDITED)





                                                                                     MARCH 31,                  DECEMBER 31,
                                                                                       2002                         2001
                                                                                --------------------------------------------

                               ASSETS
                               ------
CURRENT ASSETS
--------------

   Cash                                                                                 $  5,168                           $
   Notes receivable from officers (stockholders) - current portion                        15,000                      15,000
                                                                                        --------                  ----------

           TOTAL CURRENT ASSETS                                                           20,168                      15,000
                                                                                        --------                  ----------



EQUIPMENT - Net of accumulated depreciation of $1,364
---------
   and $1,165, respectively                                                                2,621                       2,820
                                                                                       ---------                 -----------


OTHER ASSETS
------------

   Patent application costs                                                              112,951                      83,585
   Notes receivable from officers (stockholders), net of current portion                 105,000                     105,000
                                                                                       ---------                ------------

           TOTAL OTHER ASSETS                                                            217,951                     188,585
                                                                                       ---------                ------------



                                                                                        $240,740                    $206,405
                                                                                       =========               =============



                                                                                     MARCH 31,                DECEMBER 31,
                                                                                      2002                        2001
                                                                                 -------------------------------------------

                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                         ----------------------------------------------

CURRENT LIABILITIES
-------------------
   Accounts payable and accrued expenses                                               $ 238,151                    $208,373
   Advances from officers (stockholders) - net                                            36,528                       3,401
   Advances from consulting firm                                                          10,900                      10,900
   Bank overdraft                                                                                                         82
                                                                                       ---------              --------------

       TOTAL CURRENT LIABILITIES                                                         285,579                     222,756
                                                                                       ---------              --------------

STOCKHOLDERS' EQUITY (DEFICIT)
-----------------------------
   Preferred stock, $0.001 par value per share:
           Authorized and unissued 10,000,000 shares Common stock, $0.001 par value per share:
           Authorized                                90,000,000 shares
           Issued and outstanding                       11,824,253 and
                                        11,774,253 shares, respectively                   11,824                      11,774
   Additional paid-in capital                                                            930,074                     828,624
   Deficit accumulated during the development stage                                     (986,737)                   (856,749)
                                                                                       ---------             ---------------

           TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                          (44,839)                    (16,351)
                                                                                       ---------             ---------------

                                                                                       $ 240,740                   $ 206,405
                                                                                       =========             ===============

See accompanying notes to financial statements.


                               INDIGO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        INTERIM STATEMENTS OF OPERATIONS
                    (with cumulative figures from inception)
                                   (UNAUDITED)





                                         FOR THE THREE               FOR THE THREE                MARCH 8, 2000
                                         MONTHS ENDED                MONTHS ENDED                 (INCEPTION) TO
                                         MARCH 31, 2002              MARCH 31, 2001               MARCH 31, 2002
                                       -------------------------------------------------------------------------

REVENUE                                       $       -                    $      -                     $      -
                                        ---------------             ---------------              ---------------

EXPENSES
--------
   Research and development expenses              9,417                       3,641                      396,246
   General and administrative expenses          121,872                      64,235                      524,081
   Interest expense                                 600                                                   68,071
   Depreciation                                     199                         184                        1,364
                                        ---------------             ---------------             ----------------

TOTAL EXPENSES                                  132,088                      68,060                      989,762
                                        ---------------             ---------------             ----------------

INTEREST INCOME                                   2,100                                                    3,025
                                        ---------------             ---------------             ----------------

NET LOSS                                      $(129,988)                   $(68,060)                   $(986,737)
                                        ===============             ===============             ================

BASIC NET LOSS PER COMMON SHARE               $   (.011)                   $  (.006)                   $   (.085)
                                        ===============             ===============             ================



See accompanying notes to financial statements.



                               INDIGO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        INTERIM STATEMENTS OF CASH FLOWS
                    (with cumulative figures from inception)
                                   (UNAUDITED)




                                                              FOR THE THREE              FOR THE THREE             MARCH 8, 2000
                                                              MONTHS ENDED               MONTHS ENDED             (INCEPTION) TO
                                                              MARCH 31, 2002             MARCH 31, 2001            MARCH 31, 2002
                                                              -------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                      $(129,988)                   $(68,060)               $(986,737)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
         Noncash items:
            Depreciation of equipment                                  199                         184                    1,364
            Value of services contributed to the
               Company by certain executive officers                22,500                      22,500                  187,500
            Consulting fee paid by issuance
               of common stock                                      79,000                                               79,000
            Interest expense paid by the issuance
               of common stock                                                                                           60,000
         (Increase) decrease in assets:
            Receivable - shared research cost                                                   10,000
            Prepaid expenses                                                                    (1,052)
         Increase (decrease) in accounts payable and
           accrued expenses                                         29,778                    (111,417)                 365,604
                                                             -------------               -------------           --------------

NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                                              1,489                    (147,845)                (293,269)
                                                             -------------               -------------           --------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Payments of patent application costs                            (29,366)                     (6,490)                (112,951)
   Payments for the purchase of equipment                                                                                (3,985)
   Advances to officers (stockholders)                                                         (17,407)                (120,000)
                                                             -------------               -------------           --------------

NET CASH USED IN INVESTING ACTIVITIES                              (29,366)                    (23,894)                (236,936)
                                                             -------------               -------------           --------------

NET CASH USED IN OPERATING AND
   INVESTING ACTIVITIES
   (CARRIED FORWARD)                                               (27,877)                   (171,739)                (530,205)
                                                             -------------               -------------           --------------

                                   (CONTINUED)

See accompanying notes to financial statements.



                               INDIGO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                  INTERIM STATEMENTS OF CASH FLOWS (CONTINUED)
                    (with cumulative figures from inception)
                                   (UNAUDITED)




                                                            FOR THE THREE               FOR THE THREE            MARCH 8, 2000
                                                            MONTHS ENDED                MONTHS ENDED             (INCEPTION) TO
                                                            MARCH 31, 2002              MARCH 31, 2001           MARCH 31, 2002
                                                            --------------------------------------------------------------------

NET CASH USED IN OPERATING AND
   INVESTING ACTIVITIES
   (BROUGHT FORWARD)                                           $   (27,877)                $  (171,739)              $ (530,205)
                                                            --------------               -------------           --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net                                                 250,000                  488,800
   Amounts received from subscribers in excess
      of $250,000 maximum initial public offering                                                8,450
   Proceeds from convertible notes payable                                                     100,000
   Advances from consulting firm                                                                                         10,900
   Payments for expenses preparatory to a public
      offering of the Company's stock                                                                                  (100,855)
   Advances from officers (stockholders) - net                      33,127                                               36,528
                                                            --------------              --------------          ---------------

NET CASH PROVIDED BY FINANCING
   ACTIVITIES                                                       33,127                     258,450                  535,373
                                                            --------------              --------------          ---------------

NET INCREASE IN CASH                                                 5,250                      86,711                    5,168

CASH (OVERDRAFT) AT BEGINNING OF
   PERIOD                                                              (82)                     11,050
                                                           ---------------              --------------          ---------------

CASH AT END OF PERIOD                                          $     5,168                 $    97,761               $    5,168
                                                           ===============              ==============          ===============

Supplemental information about cash payments is as follows:
      Cash payments for interest                               $         -                 $         -               $        -
      Cash payments for income taxes                           $         -                 $         -               $        -

Supplemental schedule of noncash financing activities:
   Conversion of convertible notes and accrued
      interest to common stock                                 $         -                 $         -               $  160,000
   Conversion of accounts payable to common
      stock                                                    $         -                 $         -               $  127,453


See accompanying notes to financial statements.



                               INDIGO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)

                   MARCH 8, 2000 (INCEPTION) TO MARCH 31, 2002

                                                                                                                         ACCUMULATED
                                                                                                    COMMON STOCK  ADDITIONAL  DURING
                                                                                                                                 THE
                                                                                                   --------------
                                                                                                                 PAID-IN DEVELOPMENT
                                                                                TOTAL      SHARES     AMOUNT     CAPITAL       STAGE
                                                                                ----------------------------------------------------



Year beginning March 8, 2000 (inception):

Common stock issued for cash                                                     $9,500   9,500,000   $9,500         $            $

Common stock issued in a securities offering, net of expenses of $17,400        229,300     986,800      987    228,313

Value of services contributed to the Company by certain executive officers       75,000                          75,000

Net Loss - March 8, 2000 (inception) to
 December 31, 2000                                                            (287,146)                                    (287,146)
                                                                              ---------    -------- --------  ---------- -----------

Balance - December 31, 2000                                                      26,654  10,486,800   10,487     303,313   (287,146)

Common stock issued in an initial public offering, net of expenses of $100,855  149,145   1,000,000    1,000     148,145

Common stock issued on conversion of convertible notes payable and accrued
 interest                                                                       160,000     160,000      160     159,840

Common stock issued on conversion of accounts payable                           127,453     127,453      127     127,326

Value of services contributed to the Company by certain executive officers       90,000                           90,000

Net Loss - year ended December 31, 2001                                        (569,603)                                   (569,603)
                                                                             ----------   --------- --------  ----------  ----------

Balance (deficit) - December 31, 2001                                           (16,351) 11,774,253   11,774     828,624   (856,749)

Common stock issued for consulting services                                      79,000      50,000       50      78,950

Value of services contributed to the Company by certain executive officers       22,500                                      22,500

Net Loss - three months ended March 31, 2002                                   (129,988)                                   (129,988)
                                                                             ----------  ---------- -------- -----------  ----------
Balance (deficit) - March 31, 2002                                            $ (44,839) 11,824,253  $11,824    $930,074  $(986,737)
                                                                             ==========  ========== ======== ===========  ==========


                               INDIGO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                 MARCH 31, 2002


NOTE 1.       STATEMENT OF INFORMATION FURNISHED
              ----------------------------------

               The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Indigo Energy, Inc. as of March 31, 2002 and the results of operations and cash flows for the three months ended March 31, 2002 and 2001, and cumulative from inception on March 8, 2000 to March 31, 2002 and the statement of stockholders' equity for the period March 8, 2000 (inception) to March 31, 2002. These results have been determined on the basis of accounting principles and practices generally accepted in the United States and applied consistently with those used in the preparation of the Company's 2001 financial statements.

               Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 2001 financial statements.

NOTE 2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
               ------------------------------------------

                   DESCRIPTION OF DEVELOPMENT STAGE ACTIVITIES
                   -----------------------------------------

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

               On January 4, 2001 the Company received an effective date from the SEC for its initial public offering (IPO). In connection therewith, the Company issued 1,000,000 shares of its common stock at an offering price of $.25 per share for an aggregate of $250,000. Costs associated with the offering, amounting to $100,855, have been charged to additional paid-in capital, resulting in net proceeds from the offering of $149,145.

                               INDIGO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2002



NOTE 2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
               ------------------------------------------

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

                      RESEARCH AND DEVELOPMENT
                      ------------------------

               Research and development costs are expensed as incurred.

                      EQUIPMENT
                      ---------

               Equipment is stated at cost, less accumulated depreciation. The cost of major improvements and betterments to existing equipment are capitalized, while maintenance and repairs are charged to expense when incurred. Upon retirement or other disposal of equipment, the profit realized or loss sustained on such transaction is reflected in income. Depreciation is computed on the cost of equipment on the straight-line method, based upon the estimated five year useful life of the assets.

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

                               INDIGO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2002



NOTE 2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
               ------------------------------------------

                      NET LOSS PER SHARE
                      ------------------

               Net loss per common share was calculated under SFAS No. 128,
             "Earnings per Share". Basic net loss per share is computed by dividing the net loss by the weighted average outstanding shares during the periods. Inasmuch as the Company has incurred losses, the effect of dilulutive securities have been excluded from the computation as they are antidilutuve.

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

                      COMPREHENSIVE INCOME
                      --------------------

               The Company has adopted Statement of Financial Accounting
             Standards (SFAS) No. 130, "Reporting Comprehensive Income", which established standards for reporting and display of comprehensive income and its components in the financial statements. Besides net income, SFAS No. 130 requires the reporting of other comprehensive income, defined as revenues, expenses, gains and losses that under generally accepted accounting principles are not included in net income. Through March 31, 2002, the Company had no items of other comprehensive income and as a result, no additional disclosure is included in the financial statements.

                               INDIGO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2002



NOTE 3.        STOCK OPTION PLAN
               -----------------

               In August, 2001, the Company established a qualified and nonqualified stock option plan pursuant to which up to 1.2 million shares of its common stock can be set aside to promote the growth and profitability of the Company by providing certain executives, directors and other employees or consultants with an additional incentive to achieve Company objectives and to attract and retain competent personnel. As of March 31, 2002, the Company granted options for the purchase of an aggregate of up to 725,000 shares of the Company's common stock to its officers (stockholders) at an exercise price of $1.00 per share which generally expires 10 years after the grant date.

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

               Under SFAS No. 123, pro forma information regarding net loss and net loss per share is required. This information is required to be determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123.

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

                                                                                                               Cumulative:
                                                       For The Three                For The Three             March 8, 2000
                                                        Months Ended                 Months Ended            (Inception) to
                                                       March 31, 2002               March 31, 2001             March 31, 2002
                                                       ----------------------------------------------------------------------

                           Net Loss:
                              As reported                  $(129,988)                    $(68,060)              $   (986,737)
                              Pro forma                    $(150,987)                    $(68,060)               $(1,042,125)
                           Basic Net Loss
                              Per Share:
                                 As reported                  $(.011)                      $(.006)                    $(.085)
                                 Pro forma                    $(.013)                      $(.006)                    $(.090)


                               INDIGO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2002


NOTE 4.        COMMON STOCK ISSUED FOR CONSULTING SERVICES
               -------------------------------------------

               Pursuant to an agreement dated March 8, 2002, the Company issued 50,000 shares of its common stock valued at $79,000 to a consultant, wherein the consultant agreed to provide various services to the Company including business development, business strategy and corporate image for a period of three months. In connection with the agreement, the Company filed Form S-8 with the Securities and Exchange Commission to register the shares.

               The consultant has not provided the required services in a satisfactory manner and the Company has requested that the consultant return 31,000 shares of the 50,000 shares issued. Inasmuch as this matter has not been resolved at this time and the prospects of settlement are uncertain, the entire $79,000 valuation amount has been charged to operations in the three months ended March 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Indigo Energy, Inc. is a developer of energy storage devices focused on improving power quality and its reliability. Indigo is currently working to commercialize new ultra-high reliability, long-life flywheel energy storage systems for the prevention of power interruptions. These products are being designed to be cost effective and environmentally friendly alternatives to lead acid battery systems for telecom, manufacturing and alternative energy applications.

As at March 31, 2002 the Company's balance sheet reflects a working capital deficit of $265,411 compared to working capital of $108,041 at March 31, 2001.

The Company generated no revenues during the first quarter of 2002 because it focused its efforts on its research and development of flywheel energy storage systems for uninterruptible power supply.

For the three months ended March 31, 2002 the Company incurred a net loss of $129,988 compared to a net loss of $68,060 during the same period in 2001. The Company incurred a net loss of $129,988 in the three months ended March 31, 2002, consisting primarily of research and development expenses of $9,417 and general and administrative expenses of $121,872.

To protect our proprietary technology, Indigo Energy, Inc. has filed multiple patent applications on the Company's energy storage devices. The Company will need to raise additional funds to continue the development of the planned flywheel energy storage systems.

The Company may not be able to continue its planned research and development, if further funds are not obtained. Accordingly, the Company will be required to seek additional financing through bank borrowings, private or public debt, equity financing or otherwise. There can be no assurance that any such financing will be available to the Company on acceptable terms, or at all. The Company's inability to obtain necessary additional financing would have a material adverse effect on the Company's operations. In addition, the failure to obtain additional financing raises substantial doubt about the Company's ability to continue as a going concern, and in such event the Company will most likely have to curtail or discontinue its operations. Prior to the time the Company commences sales and achieves profitability, it will be required to rely on equity, debt or other sources of financing in addition to its revenues from its existing operations.


PART II.


ITEM 2. CHANGES IN SECURITIES

Pursuant to an agreement dated March 8, 2002, the Company issued 50,000 shares of its common stock valued at $79,000 to a consultant, wherein the consultant agreed to provide various services to the Company including business development, business strategy and corporate image for a period of three months. In connection with the agreement, the Company filed Form S-8 with the Securities and Exchange Commission to register the shares.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8 - K.

(a)      The following exhibits are included herein:

         None

(b)      Reports on Form 8-K filed during the quarter ended March 31, 2002:

         Exhibit Number            Description
         --------------            -----------

         10.1                      News Release dated January 28, 2002

         10.2                      News Release dated February 8, 2002

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                                  INDIGO ENERGY, INC.



Date:    May 14, 2002                              /s/ Christopher Gabrys
                                                   ---------------------------
                                                   Christopher Gabrys
                                                   President and Director