Form 10QSB
period 2002-06-30
INDIGO ENERGY INC
filed 2002-08-14
CIK 1118629

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


                                   (Mark One)

  [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the quarterly period ended 06/30/02
                                                    --------

       [ ] Transition report under Section 13 or 15(d) of the Exchange Act

          For the transition period from ___________ to ______________

                         Commission file number 811-3584
                         -------------------------------


                               Indigo Energy, Inc.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             Delaware                                   13-4105842
  -------------------------------            -----------------------------
  (State or Other Jurisdiction of                    (I.R.S. Employer
  Incorporation or Organization)                   Identification No.)


                   535 Westgate Drive, Napa, California 94558
                   -------------------------------------------
                    (Address of Principal Executive Offices)


                                 (707) 254-9302
                   -------------------------------------------
                           (Issuer's Telephone Number)



         ---------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal year, if Changed
                               Since Last Report)


Check whether the issuer; (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X                  No
    ---------                 --------

As of August 14, 2002, 12,013,262 shares of the issuer's common stock, par value $0.001 per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes         No   X
                                                              ------     ------


Table of Contents

                                                                                           Page

Part I.......................................................................................4

Item 1.   Financial Statements (Unaudited) ..................................................4

          Condensed Balance Sheet - June 30, 2002............................................4

          Condensed Statements of Operations - Three Months..................................5
          and Six Months ended June 30, 2002 and 2001, and
          Cumulative for the period of March 8, 2000 (Inception)
          to June 30, 2002

          Condensed Statements of Cash Flows - Six Months....................................6
          Ended June 30, 2002 and 2001, and Cumulative
          for the period of March 8, 2000 (Inception) to June 30, 2002

          Notes to Condensed Financial Statements............................................7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operation......................................10

Part II.....................................................................................11

Item 2.   Changes in Securities.............................................................11

Item 6.   Exhibits and Reports on Form 8-K..................................................11

Signatures..................................................................................12

PART 1.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Indigo Energy, Inc. (A Development Stage Company)
Condensed Balance Sheet
June 30, 2002
(Unaudited)


ASSETS

FIXED ASSETS - EQUIPMENT - Net of accumulated
   depreciation of $1,563                                                2,422
                                                                      ---------
OTHER ASSETS
   Patent application costs                                             112,951
   Other                                                                  2,100
                                                                      ---------
   TOTAL OTHER ASSETS                                                   115,051
                                                                      ---------
               TOTAL ASSETS                                            $117,473
                                                                       ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

   Accounts payable                                                    $275,982
   Advances from officers (stockholders)                                 53,870
   Advances from consulting firm                                         10,900
   Bank overdraft                                                           254
                                                                       --------
   TOTAL CURRENT LIABILITIES                                            341,006
                                                                       --------
STOCKHOLDERS' DEFICIT

   Preferred stock, $0.001 par value; 10,000,000
      shares authorized; no shares issued and outstanding                    -
   Common stock, $0.001 par value; 90,000,000 shares
      Authorized; 11,824,253 shares issued and outstanding               11,824
   Additional paid-in capital                                           930,074
   Deficit accumulated during the development stage                  (1,045,431)
   Notes receivable from officers (stockholders)                       (120,000)
                                                                       --------
   TOTAL STOCKHOLDERS' DEFICIT                                         (223,533)
                                                                       --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $117,473
                                                                       ========

The accompanying notes are an integral part of these condensed financial statements.

Indigo Energy, Inc. (A Development Stage Company)
Condensed Statements of Operations
(Unaudited)


                                               Three Months Ended June 30,
                                                   2002         2001
                                               ---------------------------

REVENUE                                          $      -      $      -
                                                 ---------     ---------

EXPENSES
   Research and development expenses                   855       143,549
   General and administrative expenses              59,740        95,503
   Depreciation                                        199           184
                                                 ---------     ---------
TOTAL EXPENSES                                      60,794       239,236
                                                 ---------     ---------
INTEREST INCOME                                      2,100            -
                                                 ---------     ---------
NET LOSS                                         $ (58,694)    $(239,236)
                                                 =========     =========

BASIC LOSS PER SHARE                             $    (.00)    $    (.02)
                                                 =========     =========


                                                                                   March 8, 2000
                                                Six Months Ended June 30,         (Inception) to
                                                   2002          2001              June 30, 2002
                                               ---------------------------        ---------------

REVENUE                                          $      -      $      -              $      -
                                                 ---------     ---------             ---------

EXPENSES
   Research and development expenses                10,272       147,190               397,101
   General and administrative expenses             181,612       159,738               583,821
   Depreciation                                        398           368                68,071
   Interest                                            600            -                  1,563
                                                 ---------     ---------             ---------
TOTAL EXPENSES                                     192,882       307,296             1,050,556
                                                 ---------     ---------             ---------
INTEREST INCOME                                      4,200            -                  5,125
                                                 ---------     ---------             ---------
NET LOSS                                         $(188,682)    $(307,296)           (1,045,431)
                                                 =========     =========             =========

BASIC LOSS PER SHARE                             $    (.02)    $    (.03)
                                                 =========     =========


The accompanying notes are an integral part of these condensed financial statements.

Indigo Energy, Inc. (A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)


March 8, 2000
                                                     Six Months Ended June 30,     (Inception) to
                                                        2002         2001           June 30, 2002
                                                    ---------------------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                           $(188,682)  $(307,296)       $(1,045,431)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation                                       398         368              1,563
         Value of services contributed to the
            Company by certain executive officers        22,500      45,000            187,500
         Consulting fee paid by issuance of
            common stock                                 79,000          -              79,000
         Receivable- share research cost                     -       10,000                 -
         Receivable- interest due from officer           (2,100)         -              (2,100)
         Interest paid by issuance of common stock           -           -              60,000

    Increase in accounts payable                         67,609      86,432            403,435
                                                      ---------    --------          ---------
NET CASH USED IN OPERATING ACTIVITIES                   (21,275)   (165,496)          (316,033)
                                                      ---------    --------          ----------
CASH FLOWS USED IN INVESTING ACTIVITIES:
   Purchase of equipment                                     -           -              (3,985)
   Payments of patent application costs                 (29,366     (29,564)          (112,951)
   Advances to officers (stockholders)                       -      (48,420)          (116,599)
                                                      ---------    --------          ---------
NET CASH USED IN INVESTING ACTIVITIES                   (29,366)    (77,984)          (233,535)
                                                      ---------    --------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net               -      250,000            488,800
   Proceeds from convertible note payable                    -          -               10,900
   Advances from consulting firm                             -          -              100,000
   Advances from officers (stockholders)                 50,469         -               50,469
   Payments for expenses for public offering                 -          -             (100,855)
                                                      ---------    --------          ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                50,469     250,000            549,314
                                                      ---------    --------          ---------

NET EECREASE (DECREASE) IN CASH                           (172)       6,520               (254)

CASH AT BEGINNING OF PERIOD                                (82)      11,050                  -
                                                      ---------    --------          ---------
CASH AT END OF PERIOD                                 $   (254)    $ 17,570          $   (254)
                                                      =========    ========          =========

Supplemental schedule of non-cash financing activities:

   Conversion of convertible notes and accrued
      interest to common stock                        $      -     $     -           $ 160,000
                                                      =========    ========          =========
   Conversion of accounts payable to common
      Stock                                           $      -     $     -           $ 127,453
                                                      =========    ========          =========

The accompanying notes are an integral part of these condensed financial statements.

Indigo Energy, Inc. (A Development Stage Company)
Notes to Condensed Financial Statements
Six Months Ended June 30, 2002 and 2001
(Unaudited)


NOTE 1.      STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited condensed financial statements as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001, and cumulative from March 8, 2000 (Inception) to June 30, 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, the condensed financial statements do not include all the information and notes to the financial statements required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of Indigo Energy, Inc.'s financial position, results of operations, and cash flows for the periods presented. These results have been determined on the basis of accounting principles generally accepted in the United States of America and applied consistently with those used in the preparation of the Company's 2001 financial statements.

The results of operations for the interim periods ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with the December 31, 2001 financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

NOTE 2.      OFFERINGS OF THE COMPANY'S COMMON STOCK

In May 2000, the Company completed an offering of 986,800 shares of its common stock, at an offering price of $.25 per share, to qualified investors. Pursuant to the offering, the Company received $246,700, less costs of $17,400 associated with the offering, for net proceeds of $229,300. The offering was made pursuant to the exemptions from registration with the Securities and Exchange Commission ("SEC") provided by Regulation D, Rule 506, of the 1933 Securities Act, and under applicable state laws, rules and regulations.

On December 19, 2000, the Company filed a Registration Statement on Form SB-2 (Amendment No.2) with the SEC. The Registration Statement was declared effective by the SEC on January 4, 2001, File No. 333-42026. In connection therewith, the Company issued 1,000,000 shares of its common stock at an offering price of $.25 per share for an aggregate of $250,000. Costs associated with the offering, amounting to $100,855, have been charged to additional paid-in capital., resulting in net proceeds from the offering of $149,145.

Pursuant to an agreement dated March 8, 2002, the Company issued 50,000 shares of its common stock valued at $79,000 to a consultant, wherein the consultant agreed to provide various services to the Company including business development, business strategy and corporate image for a period of three months. In connection with the agreement, the Company filed Form S-8 with the SEC to register the shares.

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

NOTE 4.      NET LOSS PER SHARE

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted loss per share is computed in a manner consistent with that of basis loss per share while giving effect to the potential dilution that could occur if options to issue common stock were exercised. The weighted-average number of shares in calculating basic net loss per share were 11,783,697 and 11,453,467 for the three months ended June 30, 2002 and 2001, respectively, and 11,804,807 and 11,470,225 for the six months ended June 30, 2002 and 2001, respectively. There is no diluted net loss per share inasmuch as there are no potentially dilutive shares or options outstanding during the reporting period.

Indigo Energy, Inc. (A Development Stage Company)
Notes to Condensed Financial Statements
Six Months Ended June 30, 2002 and 2001
(Unaudited)


NOTE 5.    STOCK OPTIONS GRANTED TO A DIRECTOR

On January 23, 2002 the Company granted options under its stock option plan to a newly appointed director for the purchase of an aggregate of up to 50,000 shares of the Company's common stock at an exercise price of $1.00 per share which generally expires 10 years after the grant date. The options vest over a period of four years.


NOTE 6.     SUBSEQUENT EVENT

On July 12, 2002, the Company completed a private placement of 189,009 of its common shares at a price of $0.70 per share to 33 accredited investors. The private placement was made pursuant to the exemptions from registration with the SEC provided by Regulation D, Rule 506, of the 1933 Securities Act, and under applicable state laws, rules and regulations. No commissions were paid and no registration rights were granted by the Company. The private placement provided the Company with net cash proceeds, after expenses, of $131,856. The proceeds of the private placement will be used to partially pay past due payables with the balance added to working capital to fund ongoing research and development and general corporate use.
                                     Page 6

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

As at June 30, 2002, the Company's balance sheet reflects a working capital deficit of $341,006 compared to working capital deficit of $16,351 at December 30, 2001.

The Company generated no revenues during the first two quarters of 2002 because it focused its efforts on its research and development of flywheel energy storage systems for uninterruptible power supply and attempting to raise additional capital.

For the three months ended June 30, 2002, the Company incurred a net loss of $58,694 compared to a net loss of $239,236 during the same period in 2001. The Company incurred a net loss of $58,694 in the three months ended June 30, 2002, consisting primarily of general and administrative expenses of $59,740. The decrease for the three months ended June 30, 2002 as compared to the same period in 2001 was due to the reduced activity of the Company.

For the six months ended June 30, 2002, the Company incurred a net loss of $188,682 compared to a net loss of $307,296 during the same period in 2001. The Company incurred a net loss of $188,682 in the six months ended June 30, 2002, consisting primarily of general and administrative expenses of $181,612 and research and development expenses of $10,272. The decrease for the six months ended June 30, 2002 as compared to the same period in 2001 was due to the reduced activity of the Company.

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

Special Note Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the "Reform Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders. Generally, the inclusion of the words "believe", "expect", "intend", "estimate", "anticipate", "will", and similar expressions identify statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections.

All statements addressing events or developments that the Company expects or anticipates will occur in the future, including statements expressing optimism or pessimism about future results (in particular, statements under Part I, Item 2, Management's Discussion and Analysis or Results of Plan), contain forward-looking statements within the meaning of the Reform Act. The forward-looking statements are and will be based upon management's then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. In addition, the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

By their nature, all forward-looking statements involve risk and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including but not limited: competitive prices pressures, changes in market demand, changing technology, and general economic, financial and business conditions.

PART II.

ITEM 2. CHANGES IN SECURITIES

(c) On July 12, 2002, the Company completed a private placement of 189,009 of its common shares at a price of $0.70 per share to 33 accredited investors. The private placement was made pursuant to the exemptions from registration with the SEC provided by Regulation D, Rule 506, of the 1933 Securities Act, and under applicable state laws, rules and regulations. No commissions were paid and no registration rights were granted by the Company. The private placement provided the Company with net cash proceeds, after expenses, of $131,856. The proceeds of the private placement will be used to partially pay past due payables with the balance added to working capital to fund ongoing research and development and general corporate use.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8 - K.

(a)      The following exhibits are included herein:

         Exhibit Number            Description
         --------------            -----------

         99.1 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


(b)      Reports on Form 8-K filed during the quarter ended June 30, 2002:

         Exhibit Number            Description
         --------------            -----------

         10.1                      News Release dated May 21, 2002

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                    INDIGO ENERGY, INC.



Date:    August 14, 2002                            /s/ Christopher Gabrys
                                                   ---------------------------
                                                    Christopher Gabrys
                                                    President and Director

Exhibit 10.1


Indigo Energy Announces Results of Advanced Flywheel UPS Tests

Levitation of Full Scale Flywheel System with less than 1 Watt of Power

NAPA, California--May 21, 2002--Indigo Energy, Inc. (OTC BB: IEGY.OB) of Napa, California, a developer of battery-free power quality solutions, announced today the successful testing of the Company's patent-pending magnetic bearing system for its flywheel energy storage system. The testing was conducted at the Torrance, California facilities of Innovative Magnetic Technologies, d.b.a. Calnetix (www.calnetix.com), an industry leader in magnetic bearing manufacturing and a strategic partner of Indigo Energy.

"We were available to levitate a full size flywheel within a production assembly with less power than is available in a standard AA battery," said Dr. Chris Gabrys, President of Indigo Energy.

Target applications for flywheel uninterruptible power supply (UPS) systems include the supply of uninterrupted power for the FCC-regulated telephone system, cellular phone towers, cable television, digital subscriber lines (DSL) systems, and cable modem networks.

About Indigo Energy, Inc.

Indigo Energy (www.indigoenergyinc.com) is a development stage company working to commercialize new ultra-high reliability, long-life flywheel energy storage systems for the prevention of power interruptions. These uninterruptible power solutions are designed to be cost-effective and environmentally friendly alternatives to lead acid battery systems for critical power applications and alternative energy applications. The worldwide market for power quality systems in 2000 was $10-$12 billion and this market is projected to grow to $44 billion by 2005.

The foregoing press release includes "forward looking statements" within the meaning of, and made pursuant to, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company or events, or timing of events, relating to the Company to materially differ from those expressed or implied by such forward looking statements. Indigo Energy, Inc. refers interested parties to its Registration Statement No. 333-42026, as amended, and other SEC filings for a complete description of, and discussions about, Indigo Energy, Inc.

Contact:

Indigo Energy, Inc.
Secretary & Treasurer:
Scott Kostiuk, 707/254-9302
scottkostiuk@indigoenergyinc.com

Exhibit 99.1


CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report on Form 10-QSB of Indigo Energy, Inc. (the "Company") for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Christopher Gabrys, Chief Executive Officer of the Company, certify, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


By: /s/ Christopher Gabrys
Name: Christopher Gabrys
Chief Executive Officer
August 14, 2002


         In connection with the Quarterly Report on Form 10-QSB of Indigo Energy, Inc. (the "Company") for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Scott Kostiuk, Chief Financial Officer of the Company, certify, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


By: /s/ Scott Kostiuk
Name: Scott Kostiuk
Chief Financial Officer
August 14, 2002