Form 10QSB
period 2002-09-30
INDIGO ENERGY INC
filed 2002-11-14
CIK 1118629

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



                                   (Mark One)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

               For the quarterly period ended: September 30, 2002
      --------------------------------------------------------------------

       [ ] Transition report under Section 13 or 15(d) of the Exchange Act

          For the transition period from ___________ to ______________

                        Commission file number: 811-3584
                 ----------------------------------------------


                               Indigo Energy, Inc.
             -------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         Delaware                               13-4105842
         ------------------------------- -----------------------------
         State or Other Jurisdiction of         (I.R.S. Employer
         Incorporation or Organization)         Identification No.)


                   535 Westgate Drive, Napa, California 94558
               ---------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (707) 254-9302
                     ---------------------------------------
                           (Issuer's Telephone Number)



                  ---------------------------------------------
         (Former Name, Former Address and Former Fiscal year, if Changed
                               Since Last Report)

Check whether the issuer; (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X                  No
    ---------                 --------

As of November 13, 2002, 12,013,262 shares of the issuer's common stock, par value $0.001 per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes         No   X
                                                              ------     ------

Table of Contents


                                                                        Page

Part I....................................................................1

Item 1.   Financial Statements (Unaudited) ...............................1

          Condensed Balance Sheet - September 30, 2002....................1

          Condensed Statements of Operations - Three Months...............2
          and Nine Months ended September 30, 2002 and 2001, and
          Cumulative for the period of March 8, 2000 (Inception) to September 30, 2002

          Condensed Statements of Cash Flows - Nine Months................3
          Ended September 30, 2002 and 2001, and Cumulative for the period of March 8, 2000 (Inception) to September 30, 2002

          Notes to Condensed Financial Statements.........................4

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operation....................6

Item 3.   Controls and Procedures.........................................7

Part II...................................................................8

Item 6.   Exhibits and Reports on Form 8-K................................8

Signatures................................................................9

Certifications...........................................................10

PART 1.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Indigo Energy, Inc. (A Development Stage Company)
Condensed Balance Sheet
September 30, 2002
(Unaudited)


ASSETS

CASH                                                                      4,642
FIXED ASSETS - EQUIPMENT - Net of accumulated
   depreciation of $1,762                                                 3,497
                                                                      ---------
OTHER ASSETS
   Patent application costs                                             112,951
   Other                                                                  4,200
                                                                      ---------
   TOTAL OTHER ASSETS                                                   117,151
                                                                      ---------
               TOTAL ASSETS                                            $125,290
                                                                       ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

   Accounts payable                                                    $235,500
   Advances from officers (stockholders)                                 33,724
   Advances from consulting firm                                         10,900
                                                                       --------
   TOTAL CURRENT LIABILITIES                                            280,124
                                                                       --------
STOCKHOLDERS' DEFICIT

   Preferred stock, $0.001 par value; 10,000,000
      shares authorized; no shares issued and outstanding                    -
   Common stock, $0.001 par value; 90,000,000 shares
      authorized; 12,013,262 shares issued and outstanding               12,013
   Additional paid-in capital                                         1,062,191
   Deficit accumulated during the development stage                  (1,109,038)
   Notes receivable from officers (stockholders)                       (120,000)
                                                                       --------
   TOTAL STOCKHOLDERS' DEFICIT                                         (154,834)
                                                                       --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $125,290
                                                                       ========




The accompanying notes are an integral part of these condensed financial statements.

Indigo Energy, Inc. (A Development Stage Company)
Condensed Statements of Operations
(Unaudited)


                                               Three Months Ended September 30,
                                                   2002         2001
                                               ---------------------------

REVENUE                                          $      -      $      -
                                                 ---------     ---------

EXPENSES
   Research and development expenses                    14        49,833
   General and administrative expenses              65,494        67,521
   Interest expense                                     -         35,333
   Depreciation                                        199           184
                                                 ---------     ---------
TOTAL EXPENSES                                      65,707       152,871
                                                 ---------     ---------
INTEREST INCOME                                      2,100            -
                                                 ---------     ---------
NET LOSS                                         $ (63,607)    $(152,871)
                                                 =========     =========

BASIC LOSS PER SHARE                             $    (.01)    $    (.01)
                                                 =========     =========



                                                                                   March 8, 2000
                                                Nine Months Ended September 30,   (Inception) to
                                                   2002          2001           September 30, 2002
                                               ---------------------------        ---------------

REVENUE                                          $      -      $      -              $      -
                                                 ---------     ---------             ---------

EXPENSES
   Research and development expenses                10,286       197,023               397,115
   General and administrative expenses             247,106       227,259               649,315
   Depreciation                                        597           552                 1,762
   Interest                                            600        35,333                68,071
                                                 ---------     ---------             ---------
TOTAL EXPENSES                                     258,589       460,167             1,116,263
                                                 ---------     ---------             ---------
INTEREST INCOME                                      6,300            -                  7,225
                                                 ---------     ---------             ---------
NET LOSS                                         $(252,289)    $(460,167)           (1,109,038)
                                                 ==========    ==========            =========

BASIC LOSS PER SHARE                             $    (.02)    $    (.04)
                                                 =========     =========




The accompanying notes are an integral part of these condensed financial statements.

Indigo Energy, Inc. (A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)




                                                                                   March 8, 2000
                                                  Nine Months Ended September 30,  (Inception) to
                                                        2002         2001        September 30, 2002
                                                    ---------------------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                           $(252,289)  $(460,167)       $(1,109,038)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation                                       597         552              1,762
         Value of services contributed to the
            Company by certain executive officers        22,500      67,500            187,500
         Consulting fee paid by issuance of
            common stock                                 79,000          -              79,000
         Receivable- share research cost                     -       10,000                 -
         Receivable- interest due from officer           (4,200)     (6,830)            (4,200)
         Interest paid by issuance of common stock           -           -              60,000

    Increase in accounts payable                         27,127     151,034            362,953
                                                      ---------    --------          ---------
NET CASH USED IN OPERATING ACTIVITIES                   (27,265)   (237,911)          (422,023)
                                                      ---------    --------          ---------
CASH FLOWS USED IN INVESTING ACTIVITIES:
   Purchase of equipment                                 (1,274)         -              (5,259)
   Payments of patent application costs                 (29,366     (35,716)          (112,951)
   Advances to officers (stockholders)                       -      (60,382)          (116,599)
   Advances to service providers                             -      (24,000)                -
                                                      ---------    --------          ---------
NET CASH USED IN INVESTING ACTIVITIES                   (30,640)   (120,098)          (234,809)
                                                      ---------    --------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net          132,306     250,000            621,106
   Proceeds from convertible note payable                    -      100,000             10,900
   Advances from consulting firm                             -          -              100,000
   Advances from officers (stockholders)                 30,323         -               30,323
   Payments for expenses for public offering                 -          -             (100,855)
                                                      ---------    --------          ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES               162,629     350,000            661,474
                                                      ---------    --------          ---------

NET INCREASE (DECREASE) IN CASH                           4,724      (8,009)             4,642

CASH AT BEGINNING OF PERIOD                                 (82)     11,050                 -
                                                       ---------    --------          --------
CASH AT END OF PERIOD                                  $  4,642     $ 3,041          $   4,642
                                                       =========    ========          ========

Supplemental schedule of non-cash financing activities:

   Conversion of convertible notes and accrued
      interest to common stock                         $      -     $     -          $ 160,000
                                                       =========    ========         =========
   Conversion of accounts payable to common
      Stock                                            $      -     $     -          $ 127,453
                                                       =========    ========         =========


The accompanying notes are an integral part of these condensed financial statements.

Indigo Energy, Inc. (A Development Stage Company)
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2002 and 2001
(Unaudited)


NOTE 1.      STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited condensed financial statements as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001, and cumulative from March 8, 2000 (Inception) to September 30, 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, the condensed financial statements do not include all the information and notes to the financial statements required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of Indigo Energy, Inc.'s financial position, results of operations, and cash flows for the periods presented. These results have been determined on the basis of accounting principles generally accepted in the United States of America and applied consistently with those used in the preparation of the Company's 2001 financial statements.

The results of operations for the interim periods ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with the December 31, 2001 financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

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

Indigo Energy, Inc. (A Development Stage Company)
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2002 and 2001
(Unaudited)


NOTE 2.      OFFERINGS OF THE COMPANY'S COMMON STOCK, CONTINUED

On July 12, 2002, the Company completed a private placement of 189,009 of its common shares at a price of $0.70 per share to 33 accredited investors. The private placement was made pursuant to the exemptions from registration with the SEC provided by Regulation D, Rule 506, of the 1933 Securities Act, and under applicable state laws, rules and regulations. No commissions were paid and no registration rights were granted by the Company. The private placement provided the Company with net cash proceeds, after expenses, of $132,306. The proceeds of the private placement will be used to partially pay past due payables with the balance added to working capital to fund ongoing research and development and general corporate use.

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

NOTE 4.      NET LOSS PER SHARE

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted loss per share is computed in a manner consistent with that of basis loss per share while giving effect to the potential dilution that could occur if options to issue common stock were exercised. The weighted-average number of shares in calculating basic net loss per share were 11,971,260 and 11,486,800 for the three months ended September 30, 2002 and 2001, respectively, and 11,846,906 and 11,474,605 for the nine months ended September 30, 2002 and 2001, respectively. There is no diluted net loss per share inasmuch as there are no potentially dilutive shares or options outstanding during the reporting period.

NOTE 5.    STOCK OPTIONS GRANTED TO A DIRECTOR

On January 23, 2002 the Company granted options under its stock option plan to a newly appointed director for the purchase of an aggregate of up to 50,000 shares of the Company's common stock at an exercise price of $1.00 per share which generally expires 10 years after the grant date. The options vest over a period of four years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

As at September 30, 2002, the Company's balance sheet reflects a working capital deficit of $275,482 compared to working capital deficit of $16,351 at December 30, 2001.

The Company generated no revenues during the first three quarters of 2002 because it focused its efforts on its research and development of flywheel energy storage systems for uninterruptible power supply and attempting to raise additional capital.

For the three months ended September 30, 2002, the Company incurred a net loss of $63,607 compared to a net loss of $152,871 during the same period in 2001. The Company incurred a net loss of $63,607 in the three months ended September 30, 2002, consisting primarily of general and administrative expenses of $65,494. The decrease for the three months ended September 30, 2002 as compared to the same period in 2001 was due to the reduced activity of the Company.

For the nine months ended September 30, 2002, the Company incurred a net loss of $252,289 compared to a net loss of $460,167 during the same period in 2001. The Company incurred a net loss of $252,289 in the nine months ended September 30, 2002, consisting primarily of general and administrative expenses of $247,106 and research and development expenses of $10,286. The decrease for the nine months ended September 30, 2002 as compared to the same period in 2001 was due to the reduced activity of the Company.

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

Special Note Regarding Forward-Looking Statements
-------------------------------------------------

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


ITEM 3. CONTROLS AND PROCEDURES.

(a) The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive and chief financial officers of the Company concluded that the Company's disclosure controls and procedures were adequate.

(b) The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial Officers.

PART II.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8 - K.

(a) The following exhibits are included herein:

         Exhibit Number            Description
         --------------            -----------

         99.1                      Letter dated July 16, 2002 on change in
                                   certifying accountant.
         99.2                      Letter dated July 18, 2002 on change in
                                   certifying accountant.

(b) Reports on Form 8-K filed during the quarter ended September 30, 2002:

         (1) Report dated July 10, 2002 announcing change in certifying accountant. (2) Report dated July 10, 2002 amending the announced change in certifying accountant. (3) Report dated July 12, 2002 announcing the completion of private placement.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        INDIGO ENERGY, INC.


Date:    November 13, 2002              /s/ Christopher Gabrys
                                        ---------------------------
                                        Christopher Gabrys
                                        President and Chief Executive Officer






Date:    November 13, 2002              /s/ Scott Kostiuk
                                        ---------------------------
                                        Scott Kostiuk
                                        Secretary & Treasurer and
                                        Chief Financial Officer

                           CERTIFICATIONS


I, Christopher Gabrys, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Indigo Energy, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Christopher Gabrys
----------------------
President and Chief Executive Officer

I, Scott Kostiuk, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Indigo Energy, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Scott Kostiuk
-----------------
Secretary & Treasurer and Chief Financial Officer