Form 10KSB
period 2002-12-31
INDIGO ENERGY INC
filed 2003-04-14
CIK 1118629

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


 [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                OF 1934 For the fiscal year ended December 31, 2002.


 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934 For the transition period from ________________to _____________


                         Commission File Number 811-3584


                               INDIGO ENERGY, INC.
                 (Name of small business issuer in its charter)


    DELAWARE                                             13-4105842
(State or other jurisdiction of incorporation         (I.R.S. Employer
or organization)                                     Identification No.)


                               535 WESTGATE DRIVE
                                    NAPA, CA
                    (address of principal executive offices)


                                      94558
                                   (Zip Code)


                    Issuer's telephone number (707) 254-9302


       Securities registered under Section 12(b) of the Exchange Act: NONE


         Securities registered under Section 12(g) of the Exchange Act:
                    COMMON STOCK, PAR VALUE $0.001 PER SHARE


     Check whether the issuer (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
       has been subject to such filing requirements for the past 90 days.
                                 [X] Yes [ ] No


 Check if there is no disclosure of delinquent filers in response to Item 405 of
     Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
       III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

             Issuer's revenues for its most recent fiscal year. $0.


    As of April 11, 2003, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, was $336,252


          As of April 11, 2003, the number of shares outstanding of the issuer's common shares, was 12,013,262


                    Documents incorporated by reference: None


    Transitional Small Business Disclosure Format (Check one): [ ] Yes [X] No



TABLE OF CONTENTS

PART 1
       Item 1     DESCRIPTION OF BUSINESS                                                                 4
       Item 2.    DESCRIPTION OF PROPERTY                                                                 17
       Item 3.    LEGAL PROCEEDINGS                                                                       17
       Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                     17

PART II
       Item 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                                18
       Item 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                               20
       Item 7.    FINANCIAL STATEMENTS                                                                    23
       Item 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                   AND FINANCIAL DISCLOSURE                                                               39

PART III
       Item 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                   COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT                                      39
       Item 10.   EXECUTIVE COMPENSATION                                                                  41
       Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                          42
       Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                          46
       Item 13.   EXHIBITS, LISTS AND REPORTS ON FORM 8-K                                                 47
       Item 14.   CONTROLS AND PROCEDURES                                                                 48

SIGNATURES                                                                                                49
CERTIFICATIONS                                                                                            50

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


(a) Business Development.

Indigo Energy, Inc. (the "Company"), a development stage company incorporated in March 2000, has its principal offices at 535 Westgate Drive, Napa, CA 94558. The telephone number is (707) 254-9302. Through December 31, 2002, the Company has generated no revenues from operations.


(b) Business of Issuer.

PRINCIPAL PRODUCTS OR SERVICES AND THEIR MARKETS

The Company no longer intends to design, develop, manufacture and market reliable electrical backup power supplies primarily for the telecommunication industry. The Company lacks the capital, human and working, to build a range of uninterruptible power supply systems in the power quality and reliability industry.

The Company has not identified new products or services and their markets. No new products or services have been announced publicly.

The Company's current business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership.

At the present time, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

It is anticipated that the Company's officers and directors will contact broker-dealers and other persons with whom they are acquainted who are involved in corporate finance matters to advise them of the Company's existence and to determine if any companies or businesses they represent have an interest in considering a merger or acquisition with the Company. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given that little funds are available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

The Company's search will be directed toward small and medium-sized enterprises that have a desire to become public corporations. The Company anticipates that the business opportunities presented to it will (1) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (2) be experiencing financial or operating difficulties; (3) be in need of funds to develop a new product or service or to expand into a new market; (4) be relying upon an untested product or marketing concept; or (5) have a combination of the characteristics mentioned in (1) through (4). The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued. Given the above factors, investors should expect that any acquisition candidate may have a history of losses or low profitability.

The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

As a consequence of the registration of its securities, any entity which has an interest in being acquired by, or merging into, the Company, is expected to be an entity that desires to become a public company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued by the Company or purchased from the current principal shareholders of the Company by the acquiring entity or its affiliates. If stock is purchased from the current shareholders, the transaction is very likely to result in substantial gains to them relative to their purchase price for such stock. In the Company's judgment, none of its officers and directors would thereby become an "underwriter" within the meaning of the Section 2(11) of the Act. The sale of a controlling interest by certain principal shareholders of the Company could occur at a time when the other shareholders of the Company remain subject to restrictions on the transfer of their shares.

Depending upon the nature of the transaction, the current officers and directors of the Company may resign management positions with the Company in connection with the Company's acquisition of a business opportunity. In the event of such a resignation, the Company's current management would not have any control over the conduct of the Company's business following the Company's combination with a business opportunity.

It is anticipated that business opportunities will come to the Company's attention from various sources, including its officers and directors, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

The Company does not foresee that it would enter into a merger or acquisition transaction with any business with which its officers or directors are currently affiliated. However, existing corporate policy does not prevent the Company from entering into a transaction with a related party, and management is unaware of any circumstances under which this policy will change. It is not the current intention of management to promote other blank check entities.

INVESTIGATION AND SELECTION OF BUSINESS OPPORTUNITIES

To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the Company will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. The Company will be dependent upon the owners of a business opportunity to identify any such problems that may exist and to implement, or be primarily responsible for the implementation of, required changes. Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that the Company will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company's products or services will likely not be established, and such company may not be profitable when acquired. The Company is unable to predict the approximate number of merger candidates with which it might make contact.

It is anticipated that the Company will not be able to diversify, but will essentially be limited to one such venture because of the Company's limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities.

It is emphasized that management of the Company may effect transactions having a potentially adverse impact upon the Company's shareholders pursuant to the authority and discretion of the Company's management to complete acquisitions without submitting any proposal to the stockholders for their consideration. Holders of the Company's securities should not anticipate that the Company necessarily will furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by such directors to seek the stockholders' advice and consent or because state law so requires.

The analysis of business opportunities will be undertaken by or under the supervision of the Company's president, who is not a professional business analyst. Although there are no current plans to do so, Company management may hire and pay a finder's fee to a registered broker-dealer to assist in the investigation and selection of business opportunities. In addition, the Company may pay a finder's fee to a registered broker-dealer who introduces candidates with which the Company successfully merges or commits to a business combination. The Company does not intend to have anyone solicit on its behalf candidates in exchange for a fee. There will not be any general solicitation by anyone acting as a finder. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash. Otherwise, the Company anticipates that it will consider, among other things, the following factors:

- Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

- The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;

- Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15c2-6 recently adopted by the Securities and Exchange Commission (the "SEC"). See "Factors Affecting Future Performance - Regulation of Penny Stocks";

- Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

-    The extent to which the business opportunity can be advanced;

- Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

- Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

- The cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and

-    The  accessibility  of  required  management  expertise,   personnel,   raw
     materials, services, professional assistance, and other required items.

The Company will contact persons and companies with which its officers have an acquaintance to make known the search for an acquisition candidate for the Company. The Company does not intend to advertise in media. The Company will screen potential acquisitions initially based upon whether a candidate has a going business, audited financial statements for prior fiscal years, and management experience in the industry.

No investors are intended to be solicited by the Company in connection with an acquisition. No one has advanced operational funding to the Company in the past other than certain shareholders.

In regard to the possibility that the shares of the Company would qualify for listing on NASDAQ, the current standards include, among other things, the requirements that the issuer of the securities that are sought to be listed have total stockholders' equity of at least $5,000,000 or total market capitalization of at least $50,000,000, or net income of at least $750,000. Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with the Company would not satisfy the NASDAQ listing criteria.

No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of any future specific proposals, none of which have been submitted to the Company, and the selection of a business opportunity may take several months or more.

Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or services marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger transaction; and other information deemed relevant.

As part of the Company's investigation, the Company's executive officers and directors may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

It is possible that the range of business opportunities that might be available for consideration by the Company could be limited by the impact of SEC regulations regarding purchase and sale of "penny stocks." The regulations would affect, and possibly impair, any market that might develop in the Company's securities until such time as they qualify for listing on NASDAQ or on another exchange which would make them exempt from applicability of the "penny stock" regulations.

Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

There are no current loan arrangements or arrangements for any financing whatsoever relating to any business opportunities.

FORM OF ACQUISITION

It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization, and although it is likely, there is no assurance that the Company would be the surviving entity. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. Such a transaction is commonly referred to as a "reverse merger." As part of such a transaction, the Company's existing directors may resign and new directors may be appointed without any vote by stockholders.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e. 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, the Company's current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal shareholders.

It is anticipated that any new securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market.

The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

As a general matter, the Company anticipates that it, and/or its officers and principal shareholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such a letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither the Company nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofor incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company to pay until an indeterminate future time may make it impossible to procure goods and services.

In all probability, upon completion of an acquisition or merger, there will be a change in control through issuance of substantially more shares of common stock. Further, in conjunction with an acquisition or merger, it is likely that management may offer to sell a controlling interest at a price not relative to or reflective of any value of the shares sold by management, and at a price that could not be achieved by individual shareholders at the time.

INVESTMENT COMPANY ACT AND OTHER REGULATION

The Company may participate in a business opportunity by purchasing, trading or selling the securities of such business. The Company does not, however, intend to engage or hold itself out as engaging primarily in such activities. Specifically, the Company intends to conduct its activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"), and to avoid application of the costly and restrictive registration, regulation and other provisions of the Investment Act. The Company will only seek to acquire a majority interest in another entity.

Section 3(a) of the Investment Act contains the definition of an "investment company," and it excludes any entity that does not engage primarily in the business of investing, reinvesting or trading in securities, or that does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than government securities or securities of majority-owned subsidiaries") the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner that will result in the availability of this exception from the definition of an "investment company." Consequently, the Company's participation in a business or opportunity through the purchase and sale of investment securities will be limited to the purchase of a majority interest in another entity.

The Company's plan of business may involve changes in its capital structure, management, control and business, especially if it consummates a reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since the Company will not register as an investment company, stockholders will not be afforded these protections.

Any securities which the Company might acquire in exchange for its common stock will be "restricted securities" within the meaning of the Act. If the Company elects to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the SEC or an exemption from registration is available. Section 4(1) of the Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale. Although the plan of operation does not contemplate resale of securities acquired, if such a sale were to be necessary, the Company would be required to comply with the provisions of the Act to effect such resale.

An acquisition made by the Company may be in an industry that is regulated or licensed by federal, state or local authorities. Compliance with such regulations can be expected to be a time-consuming and expensive process.

COMPETITION

The Company expects to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities and individuals will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities. The Company also will possibly experience competition from other public "blank check" companies, some of which may have more funds available than does the Company.

INTELLECTUAL PROPERTY

The Company filed a number of patent applications relating to its flywheel system with the United States Patent and Trademark Office. If granted, a patent gives the owner the right to exclude others from making, using, and selling the invention claimed in the patent for a period of twenty years from the filing date. The Company filed four trademark applications also.

Since the Company's incorporation in 2000, Indigo Energy developed inventions to increase performance, reduce cost, and enhance the reliability and life of flywheel energy storage systems ("FESS"). Our patent objectives were to protect our unique inventions, to avoid infringement issues and to develop the necessary assets and credibility to facilitate favorable results in business dealings with competitors, suppliers and potential customers.

Indigo Energy's first patent application was submitted in May 2000. Since then over fifty applications have been processed. On November 26, 2002, the U.S. Patent and Trademark Office issued the company's first patent, Patent No. 6,486,627.

The Company does not have the capital, human and working, to protect and further pursue its intellectual property. The Company retains ownership of its intellectual property but the Company intends to license or sell the intellectual property. There is no assurance the Company will successfully license or sell the intellectual property, or if the Company succeeds in doing so, that the licensing or sale of the intellectual property will produce revenue or profits.

RESEARCH AND DEVELOPMENT EXPENDITURE OVER THE LAST TWO FISCAL YEARS

Our research and development expenses were $10,286 and $199,310 in 2002 and 2001, respectively.

No expenses were borne by customers.

ENVIRONMENTAL LAW COMPLIANCE

While we cannot predict with certainty the future operating costs for environmental compliance, we do not believe they will have a material effect on our capital expenditures, earnings or competitive position.

EMPLOYEES

Currently, the Company does not have any employees, except for our current officers. All of the officers are employed on a part time basis, and none are currently paid a salary, accruing salaries, or represented by a collective bargaining agreement.

FACTORS AFFECTING FUTURE PERFORMANCE

Conflicts of Interest. Certain conflicts of interest may exist between the Company and its officers and directors. They have other business interests to which they devote their attention, and may be expected to continue to do so although management time should be devoted to the business of the Company. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to the Company.

It is anticipated that Company's officers and directors may actively negotiate or otherwise consent to the purchase of a portion of his or her common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. In this process, the Company's officers may consider his or her own personal pecuniary benefit rather than the best interests of other Company shareholders, and the other Company shareholders are not expected to be afforded the opportunity to approve or consent to any particular stock buy-out transaction. There is an inherent conflict of interest in such a situation, and as long as a person is an officer or director, such person would have a fiduciary duty to act in the best interest of the shareholders.

Need For Additional Financing. The Company has very limited funds, and such funds may not be adequate to take advantage of any available business opportunities. Even if the Company's funds prove to be sufficient to acquire an interest in, or complete a transaction with, a business opportunity, the Company may not have enough capital to exploit the opportunity. The ultimate success of the Company may depend upon its ability to raise additional capital. The Company has no business operations or revenues, and therefore, its ability to raise additional capital will be severely limited. The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines a need for additional financing. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. Accordingly, the Company's business opportunities will be limited to those that can be completed with little or no capital.

Regulation of Penny Stocks. The Company's securities will be subject to a SEC rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore.

In addition, the SEC has adopted a number of rules to regulate "penny stocks." Because the securities of the Company constitute "penny stocks" within the meaning of the rules, the rules would apply to the Company and to its securities. The rules may further affect the ability of owners of common stock to sell the securities of the Company in any market that might develop for them. Shareholders should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

Lack of Operating History. Due to the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity, the Company must be regarded as a new or start-up venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

No Assurance of Success or Profitability. There is no assurance that the Company will acquire a favorable business opportunity. Even if the Company should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the common stock will be increased thereby.

Possible Business - Not Identified and Highly Risky. The Company has no identified and has no commitments to enter into or acquire a specific business opportunity and therefore can disclose the risks and hazards of a business or opportunity that it may enter into in only a general manner, and cannot disclose the risks and hazards of any specific business or opportunity that it may enter into. An investor can expect a potential business opportunity to be quite risky. The Company's acquisition of or participation in a business opportunity will likely be highly illiquid and could result in a total loss to the Company and its stockholders if the business or opportunity proves to be unsuccessful.

Type of Business Acquired. The type of business to be acquired may be one that desires to avoid effecting its own public offering and the accompanying expense, delays, uncertainties, and federal and state requirements which purport to protect investors. Because of the Company's limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

Impracticability of Exhaustive Investigation. The Company's limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before the Company commits its capital or other resources thereto. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if the Company had more funds available to it, would be desirable. The Company will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking the Company's participation. A significant portion of the Company's available funds may be expended for investigative expenses and other expenses related to preliminary aspects of completing an acquisition transaction, whether or not any business opportunity investigated is eventually acquired.

Lack of Diversification. Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company's probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

Reliance upon Financial Statements. The Company generally will require audited financial statements from companies that it proposes to acquire. Given cases where audited financials are not available, the Company will have to rely upon interim period unaudited information received from target companies' management that has not been verified by outside auditors. The lack of the type of independent verification which audited financial statements would provide, increases the risk that the Company, in evaluating an acquisition with such a target company, will not have the benefit of full and accurate information about the financial condition and recent interim operating history of the target company. This risk increases the prospect that the acquisition of such a company might prove to be an unfavorable one for the Company or the holders of the Company's securities.

Moreover, the Company will be subject to the reporting provisions of the Exchange Act, and thus will be required to furnish certain information about significant acquisitions, including audited financial statements for any business that it acquires. Consequently, acquisition prospects that do not have, or are unable to provide reasonable assurances that they will be able to obtain, the required audited statements would not be considered by the Company to be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. Should the Company, during the time it remains subject to the reporting provisions of the Exchange Act, complete an acquisition of an entity for which audited financial statements prove to be unobtainable, the Company would be exposed to enforcement actions by the SEC and to corresponding administrative sanctions, including permanent injunctions against the Company and its management. The legal and other costs of defending a SEC enforcement action would have material, adverse consequences for the Company and its business. The imposition of administrative sanctions would subject the Company to further adverse consequences.

In addition, the lack of audited financial statements would prevent the securities of the Company from becoming eligible for listing on NASDAQ, or on any existing stock exchange. Moreover, the lack of such financial statements is likely to discourage broker-dealers from becoming or continuing to serve as market makers in the securities of the Company. Without audited financial statements, the Company would almost certainly be unable to offer securities under a registration statement pursuant to the Act, and the ability of the Company to raise capital would be significantly limited until such financial statements were to become available.

Other Regulation. An acquisition made by the Company may be of a business that is subject to regulation or licensing by federal, state, or local authorities. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit other investment opportunities of the Company.

Dependence upon Management; Limited Participation of Management. The Company currently has only three individuals who are serving as its officers and directors on a part-time basis. The Company will be heavily dependent upon the skills, talents, and abilities of current management to implement its business plan, and may, from time to time, find that the inability of the officers and directors to devote their full time attention to the business of the Company results in a delay in progress toward implementing its business plan. Because investors will not be able to evaluate the merits of possible business acquisitions by the Company, they should critically assess the information concerning the Company's officers and directors.

Lack of Continuity in Management. The Company does not have an employment agreement with its officers and directors, and as a result, there is no assurance they will continue to manage the Company in the future. In connection with acquisition of a business opportunity, it is likely the current, and subsequently new, officers and directors and of the Company may resign subject to compliance with Rule 14f-1 promulgated under the Exchange Act. A decision to resign will be based upon the identity of the business opportunity and the nature of the transaction, and is likely to occur without the vote or consent of the stockholders of the Company.

Dependence upon Outside Advisors. To supplement the business experience of its officers and directors, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by the Company's president without any input from stockholders. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to the Company. In the event the president of the Company considers it necessary to hire outside advisors, he may elect to hire persons who are affiliates, if they are able to provide the required services.

Leveraged Transactions. There is a possibility that any acquisition of a business opportunity by the Company may be leveraged, i.e., the Company may finance the acquisition of the business opportunity by borrowing against the assets of the business opportunity to be acquired, or against the projected future revenues or profits of the business opportunity. This could increase the Company's exposure to larger losses. A business opportunity acquired through a leveraged transaction is profitable only if it generates enough revenues to cover the related debt and expenses. Failure to make payments on the debt incurred to purchase the business opportunity could result in the loss of a portion or all of the assets acquired. There is no assurance that any business opportunity acquired through a leveraged transaction will generate sufficient revenues to cover the related debt and expenses.

Competition. The search for potentially profitable business opportunities is intensely competitive. The Company expects to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities than the Company. These competitive conditions will exist in any industry in which the Company may become interested.

Loss of Control by Management and Stockholders. The Company may consider an acquisition in which the Company would issue as consideration for the business opportunity to be acquired, an amount of the Company's authorized but unissued common stock that would, upon issuance, represent the great majority of the voting power and equity of the Company. Such an acquisition would result in the acquired company's stockholders and management controlling the Company, and the likelihood that the Company's management would be replaced by persons unknown at this time. Such a merger may result in a greatly reduced percentage of ownership of the Company by its current shareholders.

Public Market Limited. The common stock currently trades on the OTC Bulletin Board, and therefore it is difficult for a shareholder to liquidate his investment without considerable delay. In addition, the price of the common stock may be highly volatile. Factors such as those discussed in this "Risk Factors" section have a significant impact upon the market price of the securities offered hereby. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

Rule 144 Sales. All of the outstanding shares of common stock held by present officers, directors, and stockholders are "restricted securities" within the meaning of Rule 144 under the Act. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the restricted securities have been held by the owner for a period of two years. Non-affiliate shareholders who have held their shares for under Rule 144(k) two years are eligible to have freely tradable shares. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop. All shares become available for resale (subject to volume limitations for affiliates) under Rule 144, one year after date of purchase subject to applicable volume restrictions under the Rule.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company's offices are at the home of Mr. Bloomer, our Chairman and President, and we currently pay no rent:

         535 Westgate Drive
         Napa, California  94558


ITEM 3.  LEGAL PROCEEDINGS.

There are no legal proceedings to which the Company is a part.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders within the period covered by this report, through solicitation of proxies or otherwise.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is traded on the NASD Over-the-Counter Bulletin Board System under the symbol "IEGY.OB". The price per share reflected in the table below represents the range of low and high prices for the common stock for the quarters indicated, since the inception of trading on August 13, 2001.


    QUARTER ENDED                                             LOW PRICE   HIGH PRICE
    -------------                                             ---------   ----------
    September 30, 2001......................................   $0.75        $1.35
    December 31, 2001......................................    $0.55        $1.35
    March 31, 2002......................................       $0.40        $2.00
    June 30, 2002......................................        $0.70        $1.75
    September 30, 2002......................................   $0.80        $1.25
    December 31, 2002.......................................   $0.25        $1.00


As of April 11, 2003, there were approximately 158 holders of record of the Company's common stock.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

The Company will continue to utilize the free labor of its directors, officers, and shareholders until such time as funding is sourced from the capital markets. It is anticipated additional funding for the next twelve months will be required to maintain the Company as a public company. Attempts are currently being made to raise cash through private placements and said attempts will continue throughout 2003. The Company will also use various debt instruments and as well as public offerings to raise needed capital during 2003. Over the next twelve months, the operations of the Company will be limited to the solicitation of an appropriate merger or acquisition candidate. The sales and cost of sales of the Company for fiscal years 2002 and 2001 were $0.

The Company does not expect to conduct further research and development. The Company does not have the substantial additional capital to complete its development and reach an operating stage. Also, since the resignations, on January 15, 2003, of Rick Campbell as director and Vice President and, on January 20, 2003, Christopher Gabrys as director and President, the Company lacks the engineering skill and expertise necessary to complete its development and reach an operating stage. The Company does not expect purchase or sale of plant and significant equipment nor does the Company expect significant changes in the number of employees.

LIQUIDITY AND CAPITAL RESOURCES

                                                      2002          2001
                                                   ----------    ----------

             TOTAL CURRENT ASSETS                  $  1,415            $ 86,405
             TOTAL CURRENT LIABILITIES             $268,520            $222,756

             WORKING CAPITAL DEFICIENCY            $267,105            $136,351


The working capital deficiency increased by $130,754 from December 31, 2001 to December 31, 2002. Cash increased by $1,415 over the same period.

GENERAL AND ADMINISTRATIVE EXPENSES

The Company's general and administrative expenses decreased from $302,025 for the period December 31, 2000 to December 31, 2001 to 261,700 for the year ended December 31, 2002, a decrease of $40,325 or 13.35% over 2001. General and administrative expenses represent office expenses, consulting and professional fees. The decrease in general and administrative expenses is primarily due to a decrease in consulting and professional fees.

NET LOSS

The Company's net loss decreased from $569,603 for the period December 31, 2000 to December 31, 2001 to $444,560 for the year ended December 31, 2002 due to the decrease in general and administrative and research and development expenses incurred during the year. At December 31, 2002, the Company had a stockholders' deficit of $267,105.

INFLATION

Although the Company believes that inflation has not had a material adverse effect on the results of the operations to date, any increase in costs to the Company could affect the net income or loss of the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

FAS No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets," were issued in July 2001. FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. FAS 141 also specifies the criteria which must be met in order for certain acquired intangible assets to be recorded separately from goodwill. FAS 142 became effective for the Company beginning with the Company's first quarter of 2002. Under FAS 142, goodwill is no longer amortized but rather will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. This new approach requires the use of valuation techniques and methodologies significantly different than the previous undiscounted cash flow policy utilized by the Company. The Company does not expect the adoption of FAS 141 or FAS 142 to have a material impact on it financial statements.

FAS No. 143, "Accounting for Asset Retirement Obligations" was issued in June of 2001. FAS 143, which became effective for the Company beginning in 2003, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The Company does not expect the adoption of FAS 143 to have a material impact on its Financial Statements.

FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued in August 2001. FAS 144, which became effective for the Company beginning with its first quarter of 2002, establishes a single accounting model for long-lived assets to be disposed of by sale, and also broadens the presentation of discontinued operations to include more disposal transactions. The adoption of FAS 144 did not have a material impact on the Company's Financial Statements.

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and "Technical Corrections," which rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and an amendment of that Statement, and SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, " Accounting for Intangible Assets for Motor Carriers." SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No.145 is effective for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of SFAS No. 145 will have a material impact on its results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for all exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on our results of operations or financial position.

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

ITEM 7. FINANCIAL STATEMENT

         Independent Auditors Report

         Balance Sheet as at December 31, 2002 and 2001

         Statements of Operations cumulative for the period from December 31, 2000 to December 31, 2002 and 2001.

         Statements of Cash Flows cumulative for the period from December 31, 2000 to December 31, 2002 and 2001.

         Statement of Stockholders' Deficiency cumulative for the period from December 31, 2000 to December 31, 2002 and 2001.

         Notes to Financial Statements

                          Independent Auditors' Report


To the Board of Directors of
       Indigo Energy, Inc.


We have audited the accompanying balance sheet of Indigo Energy, Inc., a development stage company (the "Company") as of December 31, 2002 and the related statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company as of December 31, 2001 were audited by other auditors whose report dated March 18, 2002 included an explanatory paragraph that expressed substantial doubt about the Company's ability to continue as a going concern .

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Indigo Energy, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Company. will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's cumulative losses during the development period, net capital deficiency, and the need to obtain substantial additional funding to complete its development raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Orlando, Florida
April 9, 2003

Balance Sheets


                                 Assets                                             2002                        2001
                                 ------
                                                                          -----------------------------------------------

Current assets:
   Cash                                                                               $      1,415                     -
                                                                          -----------------------------------------------

                  Total current assets                                                       1,415                     -




Equipment, net                                                                                   -                 2,820
                                                                          -----------------------------------------------

Other assets:
   Patent application costs                                                                      -                83,585
                                                                          -----------------------------------------------

                  Total other assets                                                             -                83,585
                                                                          -----------------------------------------------

                  Total assets                                                          $     1,415               86,405
                                                                          ===============================================

                  Liabilities and Stockholders' Deficit

Current liabilities:
  Accounts payable                                                                    $    246,636               208,455
  Advances from officers (stockholders)                                                     10,984                 3,401
  Advances from consulting firm                                                             10,900                10,900
                                                                          -----------------------------------------------

        Total current liabilities                                                          268,520               222,756

Stockholders' deficit
  Preferred stock, $0.001 par value, 10,000,000
        shares authorized, no shares issued and outstanding                                     -                     -
  Common stock, $0.001 par value, 90,000,000 shares
        authorized, 12,013,262 and 11,774,253 shares
         issued and outstanding, respectively                                               12,013                11,774
  Additional paid-in capital                                                             1,062,191               828,624
  Deficit accumulated during the development stage                                     (1,301,309)             (856,749)
  Notes receivable from officers (stockholders)                                           (40,000)             (120,000)
                                                                          -----------------------------------------------

        Total stockholders' deficit                                                      (267,105)             (136,351)
                                                                          -----------------------------------------------

        Total liabilities and stockholders' deficit                                    $     1,415                86,405
                                                                          ===============================================

Statements of Operations


                                                                                                                    Cumulative for
                                                                                                                   the period from
                                                                                                                    March 8, 2000
                                                                   Year ended                    Year Ended         (inception) to
                                                                  December 31,                  December 31,         December 31,
                                                                      2002                          2001                2002
                                                          -------------------------------------------------------------------------

Revenue                                                             $      -                            -                   -

Expenses:
     Research and development expenses                                10,286                      199,310             397,115
     General and administrative expenses                             261,700                      302,025             663,909
     Interest expense                                                    600                       67,471              68,071
     Depreciation                                                        597                          797               1,762
     Forgiveness of notes receivable
                          from officers (stockholders)                57,027                            -              57,027
     Impairment of long lived assets                                 116,450                            -             116,450
                                                          --------------------------------------------------------------------

                         Total expenses                              446,660                      569,603           1,304,334

Interest income                                                        2,100                            -               2,100
                                                          --------------------------------------------------------------------

                         Net loss                                    444,560                      569,603           1,302,234
                                                          ====================================================================

Basic net loss per common share                                  $   (0.037)                      (0.050)
                                                          ================================================

Weighted average common
     shares outstanding                                           11,904,142                   11,459,488
                                                          ================================================



Statements of Cash Flows



                                                                                                                    Cumulative for
                                                                                                                    the period from
                                                                                                                     March 8, 2000
                                                                       Year Ended               Year Ended           (inception) to
                                                                      December 31,             December 31,           December 31,
                                                                          2002                     2001                   2002
                                                       -----------------------------------------------------------------------------

Cash flows from operating activities:
  Net loss                                                                  $  (444,560)                (569,603)      (1,301,309)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation of equipment                                                       597                      797            1,762
      Impairment of long lived assets                                            116,450                        -          116,450
     Forgiveness of notes receivables

       from officers (stockholders)                                               57,027                        -           57,027
     Value of services contributed to the Company
       by certain executive officers                                              22,500                   90,000          187,500
     Consulting fee paid by issuance of
       common stock                                                               79,000                        -           79,000
      Receivable - interest due from officer                                      (2,100)                       -           (2,100)
      Interest expense paid by issuance of common stock                                -                   60,000           60,000
      Receivable - shared research cos                                                 -                   10,000                -
     Increase in accounts payable                                                 38,181                  185,623          374,089
                                                                -------------------------------------------------------------------

                     Net cash used in operating activities                     (132,905)                (223,183)         (427,581)

Cash flows used in investing activities:
  Purchase of equipment                                                          (1,275)                    (303)           (5,260)
  Payments of patent application costs                                          (29,367)                 (71,007)         (112,952)



   Advances to officers (stockholders)                                                 -                 (77,457)         (116,599)
                                                                -------------------------------------------------------------------

                     Net cash used in investing activities                      (30,642)                (148,767)         (234,811)

Cash flows from financing activities:
  Proceeds from issuance of common stock, net                                    132,306                  250,000          621,106
   Proceeds from convertible note payable                                              -                  100,000          100,000
   Advances from consulting firm                                                       -                   10,900           10,900
   Advances from officers (stockholders)                                          32,656                        -           32,656
   Payments for expenses public offering                                               -                        -         (100,855)
                                                                -------------------------------------------------------------------

                    Net cash provided by financing activities                    164,962                  360,900          663,807
                                                                -------------------------------------------------------------------

                    Net increase (decrease) in cash                                1,415                 (11,050)            1,415


Cash, at beginning of year                                                             -                   11,050                -
                                                                -------------------------------------------------------------------


Cash, at end of year                                                               1,415                        -            1,415
                                                                ===================================================================

Supplemental information about cash payments is as follows:
   Cash payments of interest                                                   $     600                        -                -
                                                                ===================================================================

Supplemental schedule of non-cash financing activities:
  Conversion of convertible notes and accrued interest to
   common stock                                                                 $      -                  160,000          160,000
                                                                ==================================================================

  Conversion of accounts payable to common stock                                $      -                  127,453         127,453
                                                                ==================================================================



Statement of Stockholders' Equity (Deficit)



                                                                                              Common stock
                                                                                   -----------------------------------
                                                                                       Total
                                                                                   stockholders'
                                                                                      deficit            Shares          Amount
                                                                                 --------------------------------------------------


Balances at December 31, 2000 .....................................................   $    26,654     10,486,800        10,487

Common stock issued in an initial public offering, net of expenses of $100,855 ....       149,145      1,000,000       148,145



Common stock issued on conversion of convertible notes payable and accrued interest       160,000        160,000           160


Common stock issued on conversion of accounts payable .............................       127,453        127,453           127


Value of services contributed to the Company by certain executive officers ........        90,000             --            --


Net loss - year ended December 31, 2001 ...........................................      (569,603)            --            --


Issuance of notes receivable from officers (stockholders) .........................      (120,000)            --             --



Balances at December 31, 2001 .....................................................      (136,351)    11,774,253        11,774


Common stock issued in private placement, net of expenses of $450 .................       132,306        189,009           189


Consulting fee paid by issuance of common stock ...................................        79,000         50,000            50


Value of services contributed to the Company by certain executive officers ........        22,500             --            --



Net loss - year ended December 31, 2002 ...........................................      (444,560)            --            --


Sale of notes receivable from officers (stockholders) .............................        80,000             --            --


Balances at December 31, 2002 .....................................................   $  (267,105)     12,013,262   $    12,013


                                                                                                       Deficit
                                                                                                      Accumulated        Notes
                                                                                   Additional         during the        receivables
                                                                                    paid-in           development         from
                                                                                     capital              stage       (stockholders)
                                                                                   ------------------------------------------------

Balances at December 31, 2000 .....................................................       303,313        (287,146)          --

Common stock issued in an initial public offering, net of expenses of $100,855 ....

                                                                                           1,000               --            --


Common stock issued on conversion of convertible notes payable and accrued interest       159,840             --             --


Common stock issued on conversion of accounts payable .............................       127,326             --             --


Value of services contributed to the Company by certain executive officers ........        90,000             --             --


Net loss - year ended December 31, 2001 ...........................................          --          (569,603)           --


Issuance of notes receivable from officers (stockholders) .........................          --                --      (120,000)
                                                                                                                     -----------


Balances at December 31, 2001 .....................................................       828,624        (856,749)      (120,000)


Common stock issued in private placement, net of expenses of $450 .................       132,117              --             --


Consulting fee paid by issuance of common stock ...................................        78,950              --             --


Value of services contributed to the Company by certain executive officers ........        22,500              --             --


Net loss - year ended December 31, 2002 ...........................................          --           (444,560)           --


Sale of notes receivable from officers (stockholders) .............................          --               --          80,000
                                                                                                                     -----------

Balances at December 31, 2002 .....................................................   $ 1,062,191     $(1,301,309)   $   (40,000)
                                                                                                                      ===========


                               INDIGO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          Notes to Financial Statements

                           December 31, 2002 and 2001



(1)    Summary of Significant Accounting Policies

       (a)    Description of Development Stage Activities

         The Company was organized on March 8, 2000 as a Delaware corporation under the name Alternate Energy Corp. Immediately thereafter the Company changed its name to Q Power, Inc. and in October 2000 changed to its present name of Indigo Energy, Inc.

              The Company is presently in its development stage and intends to become a developer and manufacturer of a reliable electrical backup power supply for the telecommunications industry. The Company has elected December 31 as its year-end for tax and financial reporting.

       (b)    Offerings of the Company's Common Stock

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

              On July 12, 2002, the Company completed a private placement of 189,009 of its common shares at a price of $0.70 per share to 33 accredited investors. The private placement was made pursuant to the exemptions from registration with the SEC provided by Regulation D, Rule 506, of the 1933 Securities Act, and under applicable state laws, rules and regulations, No commissions were paid and no registration rights were granted by the Company. The private placement provided the Company with net cash proceeds, after expense, of $132,306. The proceeds of the private placement were used to partially pay past due payables, fund research and development and general corporate expenses.

       (c)    Use of Estimates in Preparing Financial Statements

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


       (d)    Concentrations of Credit Risk

              Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards No. 105, consist principally of notes receivable from officers (stockholders). Such notes receivable aggregate $40,000 at December 31, 2002, the details of which are described in Note 2. The Company does not have collateral of the officers to support the notes.

       (e)    Research and Development

              Research and development costs are expensed as incurred.

       (f)    Plant and Equipment

              Plant and equipment are stated at cost, less accumulated depreciation. The cost of major improvements and betterments to existing plant and equipment are capitalized, while maintenance and repairs are charged to expense when incurred. Upon retirement or other disposal of plant and equipment, the profit realized or loss sustained on such transaction is reflected in income. Depreciation is computed on the cost of plant and equipment on the straight-line method, based upon the estimated five-year useful life of the assets.

       (g)    Patent Application Costs

              Costs incurred in connection with patent applications are capitalized in the accounts of the Company at cost.

              In the event that a patent is granted to the Company, the costs incurred will be amortized on a straight-line basis over the economic life of the patent, but in no event longer than the legal life of the patent. Patent application costs recorded, as assets which are subsequently determined to have no discernible future benefit will be charged to operations.

                               INDIGO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          Notes to Financial Statements

                           December 31, 2002 and 2001

(1)    Summary of Significant Accounting Policies, Continued


       (h)    Impairment of Long-Lived Assets

              The Company's long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (undiscounted and without interest charges) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

              The Company recorded charges totaling $116,450 relating to write-down of net assets as a result of management's decision to discontinue development of a reliable electrical backup power supply for the telecommunications industry.

(i)      Income Taxes

              Deferred income taxes result from the effects of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements, and for the expected future tax benefits to be derived from tax loss carryforwards. A valuation allowance is recorded to reflect the likelihood of realization of deferred tax assets.

       (j)    Net Loss Per Share

              Net loss per common share was calculated under SFAS No. 128, "Earnings per Share". Basic net loss per share is computed by dividing the net loss by the weighted average outstanding shares of $11,904,142 and 11,459,488 as of December 31, 2002 and 2001,
              respectively during the periods. Inasmuch as the Company has incurred losses, the effect of dilutive securities have been excluded from the computation, as they are antidilutive.

       (k)    Going Concern

              The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is dependent upon raising additional capital and/or obtaining financing to continue its development stage operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

              It is management's plan to raise additional funds through private placements.

       (l)    Comprehensive Income

              The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which established standards for reporting and display of comprehensive income and its components in the financial statements. Besides net income, SFAS No. 130 requires the reporting of other comprehensive income, defined as revenues, expenses, gains and losses that under generally accepted accounting principles are not included in net income. At December 31, 2002 and 2001, the Company had no items of other comprehensive income and as a result, no additional disclosure is included in the financial statements.


       (m)    Fair Value of Financial Instruments

              Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments included cash, accounts payable, advances from officers, advances from consulting firm, and notes receivable from officers (stockholders). Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature or they are receivable or payable on demand.

       (n)     Stock-Based Compensation

              The Company accounts for stock-based compensation awards to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair value of the Company's common stock at the date of the grant. The Company provides the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. Stock-based awards to non-employees are accounted for under the provisions of SFAS No. 123.

       (o)    Reclassifications

              Certain prior year balances have been reclassified to conform with the current year financial statement presentation. Those reclassifications had no impact on previously reported results of operations or stockholders' deficit.

        (2)    Notes Receivable From Officers (Stockholders)

          In December 2001, the Company  converted  advances to three officers
          (stockholders)   of  the  Company  into  interest  bearing  notes
          receivable. The notes bear interest at 7% per annum, with interest payable quarterly. On December 31, 2002, $80,000 in notes receivable were sold to officers (stockholders) in exchange for a reduction in advances from these officers (stockholders). The sale of notes resulted in the Company recording a charge of $57,027 for forgiveness of notes receivable. The outstanding principal notes receivable balance of $40,000 at December 31, 2002 is due on December 31, 2003.


     (3)    Conversion of Notes and Accounts Payable to Common Stock

       Notes Payable

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

       Accounts Payable

In December 2001, the Company entered into an agreement with a vendor whereby the Company issued 127,453 shares of its common stock valued at $1 per share in payment of certain outstanding invoices aggregating $127,453 payable to the vendor.

(4)    Income Taxes

       Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss carryforwards. Significant items comprising the net deferred tax asset at December 31, 2002 are:


            Net operating loss carryforward                                                  $
            Start-up costs not currently deductible for tax purposes
            Total deferred income tax assets
            Less:  deferred tax asset valuation allowance
                                                                                             --------------------
                                                                                             --------------------

                     Net deferred tax asset                                                  $

                                                                                             ====================


The elements comprising the differences in the income tax expense between the federal statutory rate and the Company's effective rate for the year ended December 31, 2002 and the period March 8, 2000 (inception) to December 31, 2002 are shown as follows:

                                                                           2002                     2001
                                                                    --------------------    ---------------------

            Income tax credit computed at the statutory rate        $                                 (193,665)
            Permanent non-deductible expenses                                                           30,600
            Un recorded tax benefits resulting from valuation
              allowance                                                                                163,065
                                                                    --------------------    ---------------------

                     Total income tax provision                     $                                     -
                                                                    ====================    =====================


       At December 31, 2002, the Company has a net operating loss, for federal income tax purposes, of approximately $__________ available to offset future taxable income for a period of twenty years. In addition, deferred start-up costs of approximately $__________ will be available to offset future taxable income for a period of five years once the Company commences its intended business operations. The company has applied a full valuation allowance to its deferred tax assets inasmuch as there can be no assurance, at this time, that the Company will evolve from the development stage and generate future taxable income.

(5)    Stock Option Plan

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

       The fair value of each option issued is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 5.04% and 4.57% in 2002 and 2001, respectively; dividend yield of 0% in 2002 and 2001; volatility factors of the expected market price of the Company's stock of 137.62% and 0% in 2002 and 2001, respectively; and the expected life of an option life of ten years in 2002 and 2001.

       For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. Had the Company's stock option plan been accounted for based on the fair value method set forth under SFAS No. 123, net loss and net loss per share would have been increased to the following pro forma amounts:


                                                          Year ended              Year ended          Cumulative: March
                                                                                                           8, 2000
                                                                                                        (Inception) to
                                                       December 31, 2002       December 31, 2001      December 31, 2002
                                                      --------------------    --------------------    -------------------

            Net loss:
                 As reported                              $ (444,560)               (569,603)           (1,302,234)
                 Pro forma                                  (510,955)               (603,992)           (1,402,093)

            Basic net loss per share:
                 As reported                                  $(.037)                  (.050)                 (.11)
                 Pro forma                                     (.043)                  (.053)                 (.12)


PART III.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The disclosure called for by this Item has been previously reported.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the names, ages concerning each of the directors and executive officers of the Company:


Names                              Age         Position
-----                              ---         --------

Joel Bloomer                       63          Chairman of the Board of Directors, President

J. Michael Neary 64 Director

Scott Kostiuk                      32          Secretary and Treasurer



CURRENT OFFICERS, DIRECTORS AND KEY EMPLOYEES

JOEL BLOOMER, CHAIRMAN OF THE BOARD & PRESIDENT

Mr. Bloomer has served as our Chairman of the Board since inception and assumed the position of President in January of 2003. He worked as a business consultant to Toray Composites (America) Inc. since 1994. Mr. Bloomer has 35 years experience in the aerospace industry in composite materials, structural design, dynamic analysis, manufacturing process development and business development activities. He is a graduate of the University of Washington with a M.S. in Aeronautical Engineering.

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


The Company's board of directors has determined that it does not have an audit committee financial expert serving on its audit committee. The Company believes its current resources, level of activity, and the general environment of risk have left it unable to attract an audit committee financial expert.


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

The Company believes that all filing requirements applicable under Section 16(a) to its executive officers, directors and 10% stockholders were complied with for fiscal 2002.


The Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company believes its limited size, resources, and current level of activity make a code of ethics cumbersome and unnecessary.

ITEM 10. EXECUTIVE COMPENSATION.

The following table summarizes all compensation awarded to, earned by, or paid to the Chairman of the Board, three officers and a director of the Company (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company for each of the Company's last three fiscal years. No other executive officer of the Company received total salary and bonus in excess of $100,000 during any of the last three fiscal years.

.......................................................................................................................
                                             SUMMARY COMPENSATION TABLE
.......................................................................................................................
.......................................................... ......................................... ..................
                                                                   Long Term Compensation
.......................................................... ......................................... ..................
....................... .................................. .............................. .......... ..................
                              Annual Compensation                    Awards               Payouts
....................... .................................. .............................. .......... ..................
................ ...... ......... ...... ................. .............. ............... .......... ..................
     (a)         (b)     (c)      (d)         (e)              (f)            (g)           (h)            (i)
................ ...... ......... ...... ................. .............. ............... .......... ..................
................ ...... ......... ...... ................. .............. ............... .......... ..................
   Name and     Year   Salary    Bonus    Other Annual     Restricted      Securities    LTIP           All Other
  Principle              ($)      ($)   Compensation ($)      Stock        Underlying    Payouts    Compensation ($)
   Position                                               Award(s) ($)    Options/SARs      ($)
                                                                              (#)
................ ...... ......... ...... ................. .............. ............... .......... ..................
................ ...... ......... ...... ................. .............. ............... .......... ..................
  C. Gabrys,    2002      0        0           0                0              0             0              0
 President &    2001      0        0           0                0           175,000          0              0
   CEO (1)      2000      0        0           0                0              0             0              0
................ ...... ......... ...... ................. .............. ............... .......... ..................
................ ...... ......... ...... ................. .............. ............... .......... ..................
 J. Bloomer,    2002      0        0           0                0              0             0              0
   Chairman     2001      0        0           0                0           175,000          0              0
                2000      0        0           0                0              0             0              0
................ ...... ......... ...... ................. .............. ............... .......... ..................
................ ...... ......... ...... ................. .............. ............... .......... ..................
 R. Campbell,   2002      0        0           0                0              0             0              0
     Vice       2001      0        0           0                0           175,000          0              0
President (1)   2000      0        0           0                0              0             0              0
................ ...... ......... ...... ................. .............. ............... .......... ..................
................ ...... ......... ...... ................. .............. ............... .......... ..................
  J. Neary,     2002      0        0           0                0            50,000          0              0
   Director      (2)
................ ...... ......... ...... ................. .............. ............... .......... ..................
................ ...... ......... ...... ................. .............. ............... .......... ..................
 S. Kostiuk,    2002      0        0           0                0              0             0              0
  Secretary     2001      0        0           0                0           150,000          0              0
                2000      0        0           0                0              0             0              0
................ ...... ......... ...... ................. .............. ............... .......... ..................

(1) Resigned subsequent to December 31, 2002.

(2)  Appointed subsequent to December 31, 2001.


The following table sets forth information with respect to individual grants of stock options (whether or not in tandem with SARs), and freestanding SARs (including options and SARs that subsequently have been transferred) made during the last completed fiscal year to each of the Named Executive Officers during fiscal 2002:

.......................................................................................................................
                                        Option/SAR Grants in Last Fiscal Year
.......................................................................................................................
.......................................................................................................................
                                                  Individual Grants
.......................................................................................................................
.......................... ...................... ....................... ...................... ......................
          (a)                      (b)                    (c)                     (d)                    (e)
.......................... ...................... ....................... ...................... ......................
.......................... ...................... ....................... ...................... ......................
          Name            Number of Securities         % of Total          Exercise or Base        Expiration Date
                               Underlying         Options/SARs Granted       Price ($/Sh)
                          Options/SARs Granted      to Employees in
                                   (#)                Fiscal Year
.......................... ...................... ....................... ...................... ......................
.......................... ...................... ....................... ...................... ......................
       C. Gabrys                    0                      0                       0                      0
.......................... ...................... ....................... ...................... ......................



.......................... ...................... ....................... ...................... ......................
       J. Bloomer                   0                      0                       0                      0
.......................... ...................... ....................... ...................... ......................
.......................... ...................... ....................... ...................... ......................
      R. Campbell                   0                      0                       0                      0
.......................... ...................... ....................... ...................... ......................
.......................... ...................... ....................... ...................... ......................
        J. Neary                 50,000                   100                    1.00                  1/23/12
.......................... ...................... ....................... ...................... ......................
.......................... ...................... ....................... ...................... ......................
       S. Kostiuk                   0                      0                       0                      0
.......................... ...................... ....................... ...................... ......................


The following table sets forth information concerning each exercise of stock options (or tandem SARs) and freestanding SARs during fiscal 2002 by each of the Named Executive Officers and the value at December 31, 2002 of unexercised options and SARs held by the Named Executive Officers:

.......................................................................................................................
                   Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
.......................................................................................................................
.................... ................. ................ ............................... ...............................
       (a)                (b)               (c)                     (d)                             (e)
.................... ................. ................ ............................... ...............................
.................... ................. ................ ............................... ...............................
       Name         Shares Acquired   Value Realized        Number of Securities        Value of Unexercised In-the
                    on Exercise (#)         ($)            Underlying Unexercised       Money Options/SARs at FY-End
                                                         Options/SARs at FY-End (#)                 ($)





                                                         Exercisable/Unexercisable       Exercisable/Unexercisable
.................... ................. ................ ............................... ...............................
.................... ................. ................ ............................... ...............................
C. Gabrys                  0                 0                 58,334/116,666                       0/0
.................... ................. ................ ............................... ...............................
.................... ................. ................ ............................... ...............................
J. Bloomer                 0                 0                 58,334/116,666                       0/0
.................... ................. ................ ............................... ...............................
.................... ................. ................ ............................... ...............................
R. Campbell                0                 0                 58,334/116,666                       0/0
.................... ................. ................ ............................... ...............................
.................... ................. ................ ............................... ...............................
J. Neary                   0                 0                 12,500/37,500                        0/0
.................... ................. ................ ............................... ...............................
.................... ................. ................ ............................... ...............................
S. Kostiuk                 0                 0                 50,000/100,000                       0/0
.................... ................. ................ ............................... ...............................



COMPENSATION OF DIRECTORS

There is no arrangement for the cash compensation of directors.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

There are currently no employment agreements between the Company and any of its named executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the information as at December 31, 2002 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

                      Equity Compensation Plan Information

................................ ............................ ............................ ............................
Plan category                   Number of securities to be    Weighted average exercise      Number of securities
                                  issued upon exercise of       price of outstanding        remaining available for
                                   outstanding options,         options, warrants and           future issuance
                                    warrants and rights                rights
................................ ............................ ............................ ............................
................................ ............................ ............................ ............................
                                            (a)                          (b)                          (c)
................................ ............................ ............................ ............................
................................ ............................ ............................ ............................
Equity compensation plans                    0                            0                            0
approved by security holders
................................ ............................ ............................ ............................
................................ ............................ ............................ ............................
Equity compensation plans not             725,000                       $1.00                       475,000
approved by security holders
................................ ............................ ............................ ............................
................................ ............................ ............................ ............................
Total                                     725,000                       $1.00                       475,000
................................ ............................ ............................ ............................

The Company's 2001 Stock Option Plan (the "Plan) was established to provide equity incentives to employees, including officers, non-employee members of the board of directors of the Company, and other eligible persons to provide a means through which the Company may attract able persons to serve the Company, by granting such persons options to purchase shares of stock of the Company. The Plan permits the granting of incentive stock options and non-qualified stock options. The maximum number of common shares that may be issued pursuant to options granted under this Plan is 1,200,000 common shares. The exercise price of an option is established by the fair market value of the common shares of the Company on the date of which the option is granted.


(a) Security ownership of certain beneficial owners.

The following table sets forth information, as of April 11, 2003, for any person (including any "group") who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities:

................................ ............................ ............................ ............................
             (1)                            (2)                          (3)                          (4)
................................ ............................ ............................ ............................
................................ ............................ ............................ ............................
        Title of Class                   Name and                    Amount and                Percent of Class
                                Address of Beneficial Owner  Nature of Beneficial Owner
................................ ............................ ............................ ............................
................................ ............................ ............................ ............................
        Common Shares                Elaine L. Collins                3,370,000                      28.05
                                   6176 Laurelwood Drive
                                      Reno, NV 89509
                                            USA
................................ ............................ ............................ ............................
................................ ............................ ............................ ............................
        Common Shares              Paradon Capital, Inc.              2,770,000                      23.06
                                 `Sunstead', 9 Farringdon
                                  Close, Paradise Heights
                                 St. James, Barbados, West
                                          Indies
................................ ............................ ............................ ............................
................................ ............................ ............................ ............................
        Common Shares                 Joel K. Bloomer                 7,048,234                      58.39



                                   6176 Laurelwood Drive
                                      Reno, NV 89509
                                            USA
................................ ............................ ............................ ............................
................................ ............................ ............................ ............................
        Common Shares             Dr. Christopher Gabrys              3,104,000                      25.84
                                900 South Meadows Parkway,
                                         Apt. 3513
                                      Reno, NV 89511
                                            USA
................................ ............................ ............................ ............................


(b) Security ownership of management.

The following table sets forth information, as of April 11, 2003, as to each class of equity securities of the Company beneficially owned by all directors, each of the Named Executive Officers, and directors and executive officers of the registrant as a group. Shown in column (3) is the total number of shares beneficially owned and in column (4) the percent of class so owned. Beneficial ownership has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended. Generally, a person is deemed to be the beneficial owner of a security if he has the right to acquire voting or investment power within 60 days of the date of this Report.

................................ ............................ ............................ ............................
             (1)                            (2)                          (3)                          (4)
................................ ............................ ............................ ............................
................................ ............................ ............................ ............................
        Title of Class                   Name and                    Amount and                Percent of Class
                                Address of Beneficial Owner  Nature of Beneficial Owner
................................ ............................ ............................ ............................
................................ ............................ ............................ ............................
        Common Shares                 Joel K. Bloomer               7,048,234 (1)                    58.39
                                   6176 Laurelwood Drive
                                      Reno, NV 89509
                                            USA
................................ ............................ ............................ ............................
................................ ............................ ............................ ............................
        Common Shares                J. Michael Neary                52,500 (2)                      0.44
                                    542 SW 298th Street
                                   Federal Way, WA 98023
................................ ............................ ............................ ............................
................................ ............................ ............................ ............................
        Common Shares                  Scott Kostiuk                 50,000 (3)                      0.41
                                 34 Powell Street, Apt. 4A
                                   Vancouver, BC V6A 1E7
                                          Canada
................................ ............................ ............................ ............................
................................ ............................ ............................ ............................
                                  Directors and Executive             7,150,734                      58.93
                                    Officers as a group
................................ ............................ ............................ ............................


1. Includes 58,334 shares Mr. Bloomer has the right to acquire within sixty days from options and 3,370,000 shares owned by Mr. Bloomer's spouse, Elaine L. Collins. Mr. Bloomer has limited power of attorney to dispose of 3,000,000 shares owned by Christopher Gabrys and 500,000 shares owned by Rick Campbell.

2. Includes 12,500 shares Mr. Neary has the right to acquire within sixty days from options. 40,000 shares are owned jointly with Mr. Neary's spouse, Sandra A. Neary.

3. Includes 50,000 shares Mr. Kostiuk has the right to acquire within sixty days from options.

(c) As of April 11, 2003, there are no arrangements that may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In December 2001, the Company converted advances to three officers (stockholders) of the Company into interest bearing notes receivable. The notes bear interest at 7% per annum, with interest payable quarterly. On December 31, 2002, $80,000 in notes receivable were sold to officers (stockholders) in exchange for a reduction in advances from these officers (stockholders). The sale of notes resulted in the Company recording a charge of $57,027 for forgiveness of notes receivable. The outstanding principal notes receivable balance of $40,000 at December 31, 2002 is due on December 31, 2003.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are included herein:

Exhibit       Description
-------       ------------------------------------------------------------------

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


(b) Reports on Form 8-K filed during the quarter ended December 31, 2002:

              (1) Report dated November 26, 2002 announcing the issuance of the Company's first patent by the U.S. Patent and Trademark Office.

ITEM 14. CONTROLS AND PROCEDURES.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        INDIGO ENERGY, INC.


Date:    April 13, 2003      /s/ Joel K. Bloomer
                             ---------------------------
                             Joel K. Bloomer
                             Chairman of the Board, President & Chief Executive
                             Officer


Date:    April 13, 2003      /s/ Scott Kostiuk
                             ---------------------------
                             Scott Kostiuk
                             Secretary & Treasurer and
                             Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Joel K. Bloomer
-------------------------------------
Joel K. Bloomer, Chairman of the Board & President          Date: April 13, 2003


/s/ J. Michael Neary
-------------------------------------
J. Michael Neary, Director                                  Date: April 13, 2003


/s/ Scott Kostiuk
-------------------------------------
Scott Kostiuk, Secretary and Treasurer                      Date: April 13, 2003

CERTIFICATIONS

I, Joel K. Bloomer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Indigo Energy, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 13, 2003

/s/ Joel K. Bloomer
--------------------
Chairman of the Board, President and Chief Executive Officer

I, Scott Kostiuk, certify that:

1. I have reviewed this annual report on Form 10-KSB of Indigo Energy, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 13, 2003

/s/ Scott Kostiuk
------------------
Secretary & Treasurer and Chief Financial Officer