Form 10-Q
period 2003-03-31
INDIGO ENERGY INC
filed 2003-05-15
CIK 1118629

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                 For the quarterly period ended March 31, 2003.


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from _________________ to _________________


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




As of May 14, 2003, 12,013,262 shares of the issuer's common stock, par value $0.001 per share, were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ]   No [ X ]

TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION                                               3
       Item 1     FINANCIAL STATEMENTS (UNAUDITED)                           3
       Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION  8
       Item 3.    CONTROLS AND PROCEDURES                                    9

PART II - OTHER INFORMATION                                                  9
       Item 1.    LEGAL PROCEEDINGS                                          9
       Item 5.    OTHER INFORMATION                                          9
       Item 6.    EXHIBITS AND REPORTS ON FORM 8-K                           9

SIGNATURES                                                                   10
CERTIFICATIONS                                                               11

                               INDIGO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS
                      FOR THE QUARTER ENDED MARCH 31, 2003


PART 1.     FINANCIAL INFORMATION

            ITEM 1.     FINANCIAL STATEMENTS

                        BALANCE SHEET AS OF MARCH 31, 2003

                        INTERIM STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002 AND CUMULATIVE FOR THE PERIOD FROM MARCH 8, 2000 (INCEPTION) TO MARCH 31, 2003

                        INTERIM STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002 AND CUMULATIVE FOR THE PERIOD FROM MARCH 8, 2000 (INCEPTION) TO MARCH 31, 2003

                        NOTES TO INTERIM FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2003

INDIGO ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET
(UNAUDITED)

                                                                      March 31, 2003
                                                                      --------------
Assets

Current assets:
         Cash                                                           $        83
                                                                        -----------
                           Total current assets                                  83

Equipment, net                                                                   --
                                                                        -----------
Other assets:
         Patent application costs                                                --
                                                                        -----------
                           Total other assets                                    --
                                                                        -----------
                           Total assets                                 $        83
                                                                        -----------
Liabilities and Stockholders' Deficit

Current liabilities:
         Accounts payable                                                   250,021
         Advances from officers and stockholders                             20,061
         Advances from consulting firm                                       10,900
                  Total current liabilities                                 280,982

Stockholders' deficit
         Preferred stock, $0.001 par value, 10,000,000
                  shares authorized, no shares issued and outstanding            --
         Common stock, $0.001 par value, 90,000,000 shares authorized,
                  12,013,262 shares issued and outstanding                   12,013
         Additional paid-in capital                                       1,062,191
         Deficit accumulated during the development stage                (1,315,103)
         Notes receivable from officers and stockholders                    (40,000)
                                                                        -----------
                  Total stockholders' deficit                              (280,899)
                                                                        -----------
                  Total liabilities and stockholders' deficit           $        83
                                                                        ===========


See accompanying notes to financial statements.

INDIGO ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)

INTERIM STATEMENTS OF OPERATIONS
(with cumulative figures from inception)
(UNAUDITED)

                                                                                               Cumulative for
                                                                                              the period from
                                                   For the Three          For the Three        March 8, 2000
                                                    Months Ended           Months Ended        (inception) to
                                                   March 31, 2003         March 31, 2002       March 31, 2003
                                                 -----------------       ----------------    ------------------
Revenue                                              $        --          $        --          $        --

Expenses:
         Research and development expenses                    --                9,417              397,115
         General and administrative expenses              13,794              121,872              677,703
         Interest expense                                     --                  600               68,071
         Depreciation                                         --                  199                1,762
         Forgiveness of notes receivable
                  from officers and stockholders              --                   --               57,027
         Write-off patent costs                               --                   --              112,952
         Impairment of fixed assets                           --                   --                3,498
                                                     -----------          -----------          -----------
                  Total expenses                          13,794              132,088            1,318,128

Interest income                                               --                2,100                3,025
                                                     -----------          -----------          -----------
                  Net loss                               (13,794)            (129,988)          (1,315,103)
                                                     -----------          -----------          -----------
Basic net loss per common share                      $     (0.00)         $     (0.01)
                                                     -----------          -----------
Weighted average common
         shares outstanding                           12,013,262           11,824,253
                                                     -----------          -----------





See accompanying notes to financial statements.

INDIGO ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)

INTERIM STATEMENTS OF CASH FLOWS
(with cumulative figures from inception)
(UNAUDITED)

                                                                                                                Cumulative for
                                                                                                                the period from
                                                               For The Three              For The Three          March 8, 2000
                                                                Months Ended               Months Ended          (inception) to
                                                               March 31, 2003             March 31, 2002         March 31, 2003
                                                               --------------             --------------         --------------
Cash flows from operating activities:
     Net loss                                                    $  (13,794)                (129,988)              (1,315,103)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
           Depreciation of equipment                                     --                      199                    1,762
           Write-off patent costs                                        --                       --                  112,952
           Impairment of fixed assets                                    --                       --                    3,498
           Forgiveness of notes receivables
             from officers and stockholders                              --                       --                   57,027
           Value of services contributed to the
             Company by certain executive officers                       --                   22,500                  187,500
           Consulting fee paid by issuance of
             common stock                                                --                   79,000                   79,000
           Receivable - interest due from officer                        --                       --                   (2,100)
           Interest expense paid by issuance of
             common stock                                                --                       --                   60,000
           Receivable - shared research cost                             --                       --                       --
           Increase in accounts payable                               3,385                   29,778                  377,474
                                                                 ----------               ----------               ----------

                  Net cash used in operating
                    activities                                      (10,409)                   1,489                 (437,990)

Cash flows used in investing activities:
     Purchase of equipment                                               --                       --                   (5,260)
     Payments of patent application costs                                --                  (29,366)                (112,952)
                                                                 ----------               ----------               ----------
     Advances to officers and stockholders                               --                                          (116,599)
                  Net cash used in investing
                    activities                                           --                  (29,366)                (234,811)

Cash flows from financing activities:                                                             --
     Proceeds from issuance of common stock, net                         --                       --                  621,106
     Proceeds from convertible note payable                              --                       --                  100,000
     Advances from consulting firm                                       --                       --                   10,900
     Advances from officers and stockholders                          9,077                   33,127                   41,733
     Payments for expenses public offering                               --                       --                 (100,855)
                                                                 ----------               ----------               ----------

                  Net cash provided by financing
                    activities                                        9,077                   33,127                  672,884
                                                                 ----------               ----------               ----------

                  Net increase (decrease) in cash                    (1,332)                                               83

Cash, at beginning of period                                          1,415                      (82)                      --
                                                                 ----------               ----------               ----------

Cash, at end of period                                                   83                    5,168                       83
                                                                 ----------               ----------               ----------
Supplemental information about cash payments is as
  follows:
     Cash payments of interest                                   $       --                       --                      600
                                                                 ----------               ----------               ----------
Supplemental schedule of non-cash financing
  activities:
     Conversion of convertible notes and accrued
       interest to common stock                                  $       --                       --                  160,000
                                                                 ----------               ----------               ----------
     Conversion of accounts payable to common stock              $       --                       --                  127,453
                                                                 ----------               ----------               ----------



See accompanying notes to financial statements.

INDIGO ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2003


NOTE 1.  STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited condensed financial statements as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 and cumulative from March 8, 2000 (Inception) to March 31, 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, the condensed financial statements do not include all the information and notes to the financial statements required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of Indigo Energy, Inc.'s financial position, results of operations, and cash flows for the periods presented. These results have been determined on the basis of accounting principles generally accepted in the United States of America and applied consistently with those used in the preparation of the Company's 2002 financial statements.

The results of operations for the interim periods ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with the December 31, 2002 financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

NOTE 2.  GOING CONCERN

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

NOTE 3.  NET LOSS PER SHARE

Net loss per common share was calculated under SFAS No. 128, "Earnings per Share". Basic net loss per share is computed by dividing the net loss by the weighted average outstanding shares of 12,013,262 and 11,824,253 as of March 31, 2003 and 2002, respectively during the periods. Inasmuch as the Company has incurred losses, the effect of dilutive securities have been excluded from the computation, as they are antidilutive.

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

The Company had limited activity during Q1 2003 resulting from the Company discontinuing its intent to design, develop, manufacture and market reliable electrical backup power supplies. Q1 2003 expenses primarily consisted of $10,400 of legal and accounting fees related to the filing of the 2002 10-KSB. In addition, in fiscal 2002, the Company wrote-off capitalized patent costs and fixed assets due to the Company discontinuing its intent which resulting in the recording of no depreciation expense during Q1 2003.

The Company is seeking additional financing through bank borrowings, private or public debt, equity financing or otherwise. There can be no assurance that any such financing will be available to the Company on acceptable terms, or at all. The Company's inability to obtain necessary additional financing would have a material adverse effect on the Company's operations. In addition, the failure to obtain additional financing raises substantial doubt about the Company's ability to continue as a going concern, and in such event the Company will most likely have to curtail or discontinue its operations.

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

ITEM 3. CONTROLS AND PROCEDURES

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


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Indigo Energy, Inc. is not a party to any pending legal proceeding nor is its property the subject of a pending legal proceeding.


ITEM 5. OTHER INFORMATION

On or about February, 28, 2003, Indigo Energy, Inc. was informed by counsel for Innovative Magnetic Technologies, Inc. dba CalNetix that Indigo Energy was in material breach of the Product Purchase Agreement with CalNetix dated May 24, 2000. By reason of Indigo Energy's breach, all rights of Indigo Energy under the Agreement were terminated.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(b) Reports on Form 8-K filed during the quarter ended March 31, 2003:

     (1) Report dated January 30, 2003 announcing the resignations of Dr. Rick Campbell as director and Vice President of Indigo Energy, Inc. and Christopher Gabrys as director and President. Joel K. Bloomer, Chairman of the Board, assumed the role of President.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              INDIGO ENERGY, INC.


     Date: May 14, 2003       /s/ Joel K. Bloomer
                              ---------------------------
                              Joel K. Bloomer
                              Chairman of the Board, President & Chief
                              Executive Officer


     Date: May 14, 2003       /s/ Scott Kostiuk
                              ---------------------------
                              Scott Kostiuk
                              Secretary & Treasurer and Chief Financial Officer

CERTIFICATIONS

I, Joel K. Bloomer, certify that:

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


Date: May 14, 2003

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


Date: May 14, 2003

/s/ Scott Kostiuk
------------------
Secretary & Treasurer and Chief Financial Officer