Form 10KSB/A
period 2002-12-31
INDIGO ENERGY INC
filed 2003-06-11
CIK 1118629

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A


  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
              OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.


  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO __________


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


 As of April 11, 2003, the number of shares outstanding of the issuer's common shares, was 12,013,262


                    Documents incorporated by reference: None


    Transitional Small Business Disclosure Format (Check one): [ ] Yes [X] No

TABLE OF CONTENTS

PART 1

       Item 1     DESCRIPTION OF BUSINESS                                          4
       Item 2.    DESCRIPTION OF PROPERTY                                          11
       Item 3.    LEGAL PROCEEDINGS                                                11
       Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              11


PART II

       Item 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS         11
       Item 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION        12
       Item 7.    FINANCIAL STATEMENTS                                             14


PART III

       Item 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                   AND FINANCIAL DISCLOSURE                                        30
       Item 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                   COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT               30
       Item 10.   EXECUTIVE COMPENSATION                                           31
       Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT   32
       Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   33
       Item 13.   EXHIBITS, LISTS AND REPORTS ON FORM 8-K                          33
       Item 14.   CONTROLS AND PROCEDURES                                          34

SIGNATURES                                                                         35
CERTIFICATIONS                                                                     36

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

The analysis of business opportunities will be undertaken by or under the supervision of the Company's president, who is not a professional business analyst. Although there are no current plans to do so, Company management may hire and pay a finder's fee to a registered broker-dealer to assist in the investigation and selection of business opportunities. In addition, the Company may pay a finder's fee to a registered broker-dealer who introduces candidates with which the Company successfully merges or commits to a business combination. The Company does not intend to have anyone solicit on its behalf candidates in exchange for a fee. There will not be any general solicitation by anyone acting as a finder. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash. Otherwise, the Company anticipates that it will consider, among other things, the following factors:

     o Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

     o The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;

     o Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15c2-6 recently adopted by the Securities and Exchange Commission (the "SEC"). See "Factors Affecting Future Performance - Regulation of Penny Stocks";

     o Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

     o    The extent to which the business opportunity can be advanced;

     o Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

     o Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

     o The cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and

     o The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

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


         QUARTER ENDED                      LOW PRICE         HIGH PRICE
         -------------                      ---------         ----------
         September 30, 2001                 $0.75             $1.35
         December 31, 2001                  $0.55             $1.35
         March 31, 2002                     $0.40             $2.00
         June 30, 2002                      $0.70             $1.75
         September 30, 2002                 $0.80             $1.25
         December 31, 2002                  $0.25             $1.00


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

Name of Shareholder             Number of Shares Purchased      Price Per Share
-------------------             --------------------------      ---------------
Christopher Gabrys                        104,000                    $0.25
Elaine Collins                            400,000                    $0.25
David and Bonnie Campbell                 140,000                    $0.25
Robert and Tamitha McFarland               20,000                    $0.25
Danny and Mary Tucker                     120,000                    $0.25
Jeffrey and Tracy Bartel                   10,800                    $0.25
Martha Gabrys                              20,000                    $0.25
Jon Gabrys                                 40,000                    $0.25
Richard Coker                              20,000                    $0.25
Wayne Gabrys                               40,000                    $0.25
Charles and Gaila Triggs                   60,000                    $0.25
Mandy Triggs                                4,000                    $0.25
Derek and Susan Triggs                      4,000                    $0.25
Charles Triggs                              4,000                    $0.25
--------------                              -----
TOTAL                                     986,800

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

LIQUIDITY AND CAPITAL RESOURCES

                                                     2002              2001
                                                     --------          --------

TOTAL CURRENT ASSETS                                 $1,415            $ -
TOTAL CURRENT LIABILITIES                            $268,520          $222,756

WORKING CAPITAL DEFICIENCY                           $267,105          $222,756

The working capital deficiency increased by $44,349 from December 31, 2001 to December 31, 2002. Cash increased by $1,415 over the same period.

The working capital deficiency increased by $117,663 from December 31, 2000 to December 31, 2001. Cash decreased by $11,132 over the same period.


GENERAL AND ADMINISTRATIVE EXPENSES


The Company's general and administrative expenses decreased from $302,025 for the year ended December 31, 2001 to $261,700 for the year ended December 31, 2002, a decrease of $40,325 or 13.35% over 2001. General and administrative expenses represent office expenses, consulting and professional fees. The decrease in general and administrative expenses is primarily due to a decrease in consulting and professional fees.

The Company's general and administrative expenses increased from $100,184 for the period March 8, 2000 (inception) to December 31, 2000 to $302,025 for the year ended December 31, 2001, an increase of $201,841 or 201.5% over 2000.


NET LOSS


The Company's net loss decreased from $569,603 for the year ended December 31, 2001 to $444,560 for the year ended December 31, 2002 due to the decrease in general and administrative and research and development expenses incurred during the year. At December 31, 2002, the Company had a stockholders' deficit of $267,105.

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


ITEM 7. FINANCIAL STATEMENTS


Independent Auditors' Report


Financial Statements:

       Balance Sheet at December 31, 2002

       Statements of Operations for the years ended December 31, 2002 and 2001, and the cumulative development period from March 8, 2000 (inception) to December 31, 2002.

       Statements of Cash Flows for the years ended December 31, 2002 and 2001, and the cumulative development period from March 8, 2000 (inception) to December 31, 2002.

       Statement of Stockholders' Deficit for the years ended December 31, 2002 and 2001, and the cumulative development period from March 8, 2000 (inception) to December 31, 2002.


Notes to Financial Statements

                               INDIGO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                           December 31, 2002 and 2001










                 [TEDDER, JAMES, WORDEN & ASSOCIATES, P.A. LOGO]

                               INDIGO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                              FINANCIAL STATEMENTS


                           December 31, 2002 and 2001



                                Table of Contents


Independent Auditors' Report..................................................1


Financial Statements:

       Balance Sheet..........................................................2

       Statements of Operations ..............................................3

       Statements of Cash Flows...............................................4

       Statement of Stockholders' Deficit.....................................5


Notes to Financial Statements.................................................6

                        (1) Independent Auditors' Report



To the Board of Directors of
         Indigo Energy, Inc.


We have audited the accompanying balance sheet of Indigo Energy, Inc., a development stage company, (the "Company") as of December 31, 2002 and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2002 and 2001, and for the cumulative development stage from March 8, 2000 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Indigo Energy, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, and for the cumulative development stage from March 8, 2000 (inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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



/s/ TEDDER, JAMES, WORDEN & ASSOCIATES, P.A.

Orlando, Florida
April 9, 2003

                               INDIGO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                December 31, 2002


Current assets:
     Cash                                                           $     1,415
                                                                    -----------
             Total current assets                                         1,415
Equipment, net                                                                -
                                                                    -----------
Other assets:
     Patent application costs                                                 -
                                                                    -----------
             Total other assets                                               -
                                                                    -----------
             Total assets                                           $     1,415
                                                                    ===========

               LIABILITIES AND STOCKHOLDERS' DEFICIT
               -------------------------------------
Current liabilities:
     Accounts payable                                               $   246,636
     Advances from officers and stockholders                             10,984
     Advances from consulting firm                                       10,900
                                                                    -----------
         Total current liabilities                                      268,520

Stockholders' deficit
     Preferred stock, $0.001 par value, 10,000,000
         shares authorized, no shares issued and outstanding                  -
     Common stock, $0.001 par value, 90,000,000 shares
         authorized, 12,013,262 and 11,774,253 shares
         issued and outstanding, respectively                            12,013
     Additional paid-in capital                                       1,062,191
     Deficit accumulated during the development stage                (1,301,309)
     Notes receivable from officers and stockholders                    (40,000)
                                                                    -----------
         Total stockholders' deficit                                   (267,105)
                                                                    -----------
         Total liabilities and stockholders' deficit                $     1,415
                                                                    ===========




See accompanying notes to the financial statements.

                               INDIGO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS


                                                                                                 CUMULATIVE FOR
                                                                                                 THE PERIOD FROM
                                                                                                  MARCH 8, 2000
                                                   YEAR ENDED              YEAR ENDED            (INCEPTION) TO
                                                    DECEMBER 31,            DECEMBER 31,          DECEMBER 31,
                                                      2002                    2001                    2002
                                               --------------------    --------------------    --------------------

Revenue                                              $         -                     -                       -

Expenses:
     Research and development expenses                    10,286               199,310                 397,115
     General and administrative expenses                 261,700               302,025                 663,909
     Interest expense                                        600                67,471                  68,071
     Depreciation                                            597                   797                   1,762
     Forgiveness of notes receivable
         from officers and stockholders                   57,027                     -                  57,027
     Write-off patent costs                              112,952                     -                 112,952
     Impairment of fixed assets                            3,498                     -                   3,498
                                                     ------------          ------------            ------------

        Total expenses                                   446,660               569,603               1,304,334

Interest income                                            2,100                     -                   3,025
                                                     ------------          ------------            ------------

        Net loss                                        (444,560)             (569,603)             (1,301,309)
                                                     ============          ============            ============

Basic net loss per common share                      $     (0.04)                (0.05)
                                                     ============          ============

Weighted average common
     shares outstanding                               11,904,142            11,459,488
                                                     ============          ============





See accompanying notes to the financial statements.

                               INDIGO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                 For the years ended December 31, 2002 and 2001


                                                                                                       DEFICIT
                                                                                                     ACCUMULATED        NOTES
                                          TOTAL              COMMON STOCK              ADDITIONAL    DURING THE       RECEIVABLES
                                      STOCKHOLDERS'    --------------------------       PAID-IN      DEVELOPMENT     FROM OFFICERS
                                         DEFICIT          SHARES          AMOUNT        CAPITAL         STAGE        (STOCKHOLDERS)
                                      -------------    ------------      --------      ----------    -----------     --------------
Balance at December 31, 2000              $ 26,654      10,486,800        10,487        303,313        (287,146)               -

Common stock issued in an initial
 public offering, net of expenses of
 $100,855                                  149,145       1,000,000         1,000        148,145               -                -

Common stock issued on conversion of
 convertible notes payable and
 accrued interest                          160,000         160,000           160        159,840               -                -

Common stock issued on conversion of
 accounts payable                          127,453         127,453           127        127,326               -                -

Value of services contributed to the
 Company by certain executive officers      90,000               -             -         90,000               -                -


Net loss - year ended December 31, 2001   (569,603)              -             -              -        (569,603)               -

Issuance of notes receivable from
 officers and stockholders                (120,000)              -             -              -               -         (120,000)

                                        ----------      ----------      --------    -----------    ------------        ---------

Balances at December 31, 2001             (136,351)     11,774,253        11,774        828,624        (856,749)        (120,000)

Common stock issued in private
 placement, net of expenses of $450        132,306         189,009           189        132,117               -                -

Consulting fee paid by issuance
 of common stock                            79,000          50,000            50         78,950               -                -

Value of services contributed to the
 Company by certain executive officers      22,500               -             -         22,500               -                -

Net loss - year ended December 31, 2002   (444,560)              -             -              -        (444,560)               -

Sale of notes receivable from
 officers and stockholders                  80,000               -             -              -               -           80,000
                                        ----------      ----------      --------    -----------    ------------        ---------
Balances at December 31, 2002           $ (267,105)     12,013,262      $ 12,013    $ 1,062,191    $ (1,301,309)       $ (40,000)
                                        ==========      ==========      ========    ===========    ============        =========







See accompanying notes to the financial statements.

                               INDIGO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                 For the years ended December 31, 2002 and 2001


                                                                                                                     Cumulative for
                                                                                                                     the period from
                                                                                                                     March 8, 2000
                                                                          Year Ended          Year Ended             (inception) to
                                                                         December 31,        December 31,             December 31,
                                                                             2002                2001                     2002
                                                                       ----------------   ----------------         ----------------
Cash flows from operating activities:
     Net loss                                                             $  (444,560)         (569,603)              (1,301,309)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
            Depreciation of equipment                                              597              797                    1,762
            Write-off patent costs                                             112,952              -                    112,952
            Impairment of fixed assets                                           3,498              -                      3,498
            Forgiveness of notes receivables
              from officers and stockholders                                    57,027              -                     57,027
            Value of services contributed to the Company
              by certain executive officers                                     22,500            90,000                 187,500
            Consulting fee paid by issuance of
              common stock                                                      79,000              -                     79,000
            Receivable - interest due from officer                              (2,100)             -                     (2,100)
            Interest expense paid by issuance of common stock                        -            60,000                  60,000
            Receivable - shared research cost                                        -            10,000                       -
            Increase in accounts payable                                        38,181           185,623                 374,089
                                                                       ----------------   ----------------         ----------------

                               Net cash used in operating activities          (132,905)         (223,183)               (427,581)

Cash flows used in investing activities:
     Purchase of equipment                                                      (1,275)             (303)                 (5,260)
     Payments of patent application costs                                      (29,367)          (71,007)               (112,952)
     Advances to officers and stockholders                                           -           (77,457)               (116,599)
                                                                       ----------------   ----------------         ----------------

                               Net cash used in investing activities           (30,642)         (148,767)               (234,811)

Cash flows from financing activities:
     Proceeds from issuance of common stock, net                               132,306           250,000                 621,106
     Proceeds from convertible note payable                                          -           100,000                 100,000
     Advances from consulting firm                                                   -            10,900                  10,900
     Advances from officers and stockholders                                    32,656                 -                  32,656
     Payments for expenses public offering                                           -                 -                (100,855)
                                                                       ----------------   ----------------         ----------------

                              Net cash provided by financing activities        164,962           360,900                 663,807
                                                                       ----------------   ----------------         ----------------

                              Net increase (decrease) in cash                    1,415           (11,050)                  1,415

Cash, at beginning of year                                                           -            11,050                       -
                                                                       ----------------   ----------------         ----------------

Cash, at end of year                                                             1,415                 -                   1,415
                                                                       ================   ================         ================

Supplemental information about cash payments is as follows:
     Cash payments of interest                                            $        600                 -                       -
                                                                       ================   ================         ================

Supplemental schedule of non-cash financing activities:
     Conversion of convertible notes and accrued interest to
        common stock                                                      $          -           160,000                 160,000
                                                                       ================   ================         ================

     Conversion of accounts payable to common stock                       $          -           127,453                 127,453
                                                                       ================   ================         ================














See accompanying notes to the financial statements.

                               INDIGO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2002 and 2001



(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (A)    DESCRIPTION OF DEVELOPMENT STAGE ACTIVITIES

     ...... The Company, a development stage company, was organized on March 8,
2000 as a Delaware corporation under the name Alternate Energy Corp. Immediately thereafter the Company changed its name to Q Power, Inc. and in October 2000 changed to its present name of Indigo Energy, Inc.

              The Company no longer intends to design, develop, manufacture and market reliable electrical backup power supply primarily for the telecommunication industry. The Company lacks the capital, human and working, to build a range of uninterruptible power supply systems.

       (B)    OFFERINGS OF THE COMPANY'S COMMON STOCK

   . In May 2000, the Company completed an offering of 986,800 shares of its common stock, at an offering price of $.25 per share, to qualified investors. Pursuant to the offering, the Company received $246,700, less costs of $17,400 associated with the offering, for net proceeds of $229,300. The offering was made pursuant to the exemptions from registration with the Securities and Exchange Commission (SEC) provided by Regulation D, Rule 506, of the 1933 Act, and under applicable state laws, rules and regulations.

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

       (C)    USE OF ESTIMATES IN PREPARING FINANCIAL STATEMENTS

              The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

       (I)    INCOME TAXES

              The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date. Deferred tax assets resulting principally from operating losses have not been recognized.

                              INDIGO ENERGY, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                           December 31, 2002 and 2001


(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       (J)    NET LOSS PER SHARE

              Net loss per common share was calculated under SFAS No. 128, "Earnings per Share". Basic net loss per share is computed by dividing the net loss by the weighted average outstanding shares of 11,904,142 and 11,459,488 as of December 31, 2002 and 2001,
              respectively during the periods. Inasmuch as the Company has incurred losses, the effect of dilutive securities have been excluded from the computation, as they are antidilutive.

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

       (M)    FAIR VALUE OF FINANCIAL INSTRUMENTS

              Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments included cash, accounts payable, advances from officers and advances from consulting firm. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature or they are receivable or payable on demand.

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


(2)    NOTES RECEIVABLE FROM OFFICERS AND STOCKHOLDERS

         In December 2001, the Company converted advances to three officers (stockholders) of the Company into interest bearing notes receivable. The notes bear interest at 7% per annum, with interest payable quarterly. On December 31, 2002, $80,000 in notes receivable were sold to officers (stockholders) in exchange for a reduction in advances from these officers (stockholders). The sale of notes resulted in the Company recording a charge of $57,027 for forgiveness of notes receivable. The outstanding principal notes receivable balance of $40,000 at December 31, 2002 is due on December 31, 2003. At December 31, 2002 and 2001, the notes receivable balance has been reflected in the equity section of the balance sheet as a contra-equity.


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

                              INDIGO ENERGY, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                           December 31, 2002 and 2001


(3)    CONVERSION OF NOTES AND ACCOUNTS PAYABLE TO COMMON STOCK, CONTINUED

       ACCOUNTS PAYABLE

         In December 2001, the Company entered into an agreement with a vendor whereby the Company issued 127,453 shares of its common stock valued at $1 per share in payment of certain outstanding invoices aggregating $127,453 payable to the vendor.


(4)    STOCK OPTION PLAN

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



(4)    STOCK OPTION PLAN, CONTINUED

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


                                                                                                        CUMULATIVE FOR
                                                                                                       THE PERIOD FROM
                                                                                                        MARCH 8, 2000
                                                          YEAR ENDED              YEAR ENDED            (INCEPTION) TO
                                                       DECEMBER 31, 2002       DECEMBER 31, 2001      DECEMBER 31, 2002
                                                      --------------------    --------------------    -------------------

            Net loss:
                 As reported                          $       (444,560)               (569,603)             (1,301,309)
                 Pro forma                                    (510,955)               (603,992)             (1,402,093)

            Basic net loss per share:
                 As reported                          $          (.037)                  (.050)
                 Pro forma                                       (.043)                  (.053)

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

----------------------------------------------------------------------------------------------------------------------
                                             SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------------------
                                                                   Long Term Compensation
----------------------------------------------------------------------------------------------------------------------
                              Annual Compensation                    Awards               Payouts
----------------------------------------------------------------------------------------------------------------------
     (a)         (b)     (c)      (d)         (e)              (f)            (g)           (h)            (i)
----------------------------------------------------------------------------------------------------------------------
   Name and     Year   Salary    Bonus    Other Annual     Restricted      Securities      LTIP          All Other
   Principle             ($)      ($)   Compensation ($)      Stock       Underlying      Payouts     Compensation ($)
    Position                                               Award(s) ($)  Options/SARs       ($)
                                                                               (#)
----------------------------------------------------------------------------------------------------------------------
  C. Gabrys,    2002      0        0           0                0              0             0              0
 President &    2001      0        0           0                0           175,000          0              0
   CEO (1)      2000      0        0           0                0              0             0              0
----------------------------------------------------------------------------------------------------------------------
 J. Bloomer,    2002      0        0           0                0              0             0              0
  Chairman      2001      0        0           0                0           175,000          0              0
                2000      0        0           0                0              0             0              0
----------------------------------------------------------------------------------------------------------------------
 R. Campbell,   2002      0        0           0                0              0             0              0
     Vice       2001      0        0           0                0           175,000          0              0
  President (1) 2000      0        0           0                0              0             0              0
----------------------------------------------------------------------------------------------------------------------
  J. Neary,     2002      0        0           0                0            50,000          0              0
   Director      (2)
----------------------------------------------------------------------------------------------------------------------
 S. Kostiuk,    2002      0        0           0                0              0             0              0
  Secretary     2001      0        0           0                0           150,000          0              0
                2000      0        0           0                0              0             0              0
----------------------------------------------------------------------------------------------------------------------

(1) Resigned subsequent to December 31, 2002.
(2) Appointed subsequent to December 31, 2001.


The following table sets forth information with respect to individual grants of stock options (whether or not in tandem with SARs), and freestanding SARs (including options and SARs that subsequently have been transferred) made during the last completed fiscal year to each of the Named Executive Officers during fiscal 2002:

----------------------------------------------------------------------------------------------------------------------
                                        OPTION/SAR GRANTS IN LAST FISCAL YEAR
----------------------------------------------------------------------------------------------------------------------
                                                  Individual Grants
----------------------------------------------------------------------------------------------------------------------
          (a)                      (b)                    (c)                     (d)                    (e)
----------------------------------------------------------------------------------------------------------------------
          Name            Number of Securities    % of Total Options/SARs    Exercise or Base       Expiration Date
                         Underlying Options/SARs   Granted to Employees       Price ($/Sh)
                                                       in Fiscal Year
----------------------------------------------------------------------------------------------------------------------
       C. Gabrys                    0                      0                       0                      0
----------------------------------------------------------------------------------------------------------------------
       J. Bloomer                   0                      0                       0                      0
----------------------------------------------------------------------------------------------------------------------
      R. Campbell                   0                      0                       0                      0
----------------------------------------------------------------------------------------------------------------------
        J. Neary                 50,000                   100                    1.00                  1/23/12
----------------------------------------------------------------------------------------------------------------------
       S. Kostiuk                   0                      0                       0                      0
----------------------------------------------------------------------------------------------------------------------

The following table sets forth information concerning each exercise of stock options (or tandem SARs) and freestanding SARs during fiscal 2002 by each of the Named Executive Officers and the value at December 31, 2002 of unexercised options and SARs held by the Named Executive Officers:

----------------------------------------------------------------------------------------------------------------------
                   AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

----------------------------------------------------------------------------------------------------------------------
          (a)                      (b)                    (c)                    (d)                     (e)

----------------------------------------------------------------------------------------------------------------------
          Name             Shares Acquired on     Value Realized ($)     Number of Securities   Value of Unexercised
                             Exercise (#)                               Underlying Unexercised  In- the Money Options/
                                                                       Options/SARs at FY-End    SARs at Fy-End ($)
                                                                                  (#)
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
                                                                             Exercisable/            Exercisable/
                                                                            Unexercisable           Unexercisable

----------------------------------------------------------------------------------------------------------------------
C. Gabrys                           0                      0                58,334/116,666               0/0

----------------------------------------------------------------------------------------------------------------------
J. Bloomer                          0                      0                58,334/116,666               0/0

----------------------------------------------------------------------------------------------------------------------
R. Campbell                         0                      0                58,334/116,666               0/0

----------------------------------------------------------------------------------------------------------------------
J. Neary                            0                      0                12,500/37,500                0/0

----------------------------------------------------------------------------------------------------------------------
S. Kostiuk                          0                      0                50,000/100,000               0/0

----------------------------------------------------------------------------------------------------------------------


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

                      EQUITY COMPENSATION PLAN INFORMATION

----------------------------------------------------------------------------------------------------------------------
Plan category                   Number of securities to be    Weighted average exercise      Number of securities
                                  issued upon exercise of       price of outstanding        remaining available for
                                   outstanding options,         options, warrants and           future issuance
                                    warrants and rights                rights
----------------------------------------------------------------------------------------------------------------------
                                            (a)                          (b)                          (c)
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans                    0                            0                            0
approved by security holders
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans not             725,000                       $1.00                       475,000
approved by security holders
----------------------------------------------------------------------------------------------------------------------
Total                                     725,000                       $1.00                       475,000
----------------------------------------------------------------------------------------------------------------------

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

The following table sets forth information, as of April 11, 2003, for any person (including any "group") who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities:

----------------------------------------------------------------------------------------------------------------------
             (1)                            (2)                          (3)                          (4)
----------------------------------------------------------------------------------------------------------------------
        Title of Class                   Name and                    Amount and                Percent of Class
                                Address of Beneficial Owner  Nature of Beneficial Owner
----------------------------------------------------------------------------------------------------------------------
        Common Shares                Elaine L. Collins                3,370,000                      28.05
                                    6176 Laurelwood Drive
                                       Reno, NV 89509
                                            USA
----------------------------------------------------------------------------------------------------------------------
        Common Shares              Paradon Capital, Inc.              2,770,000                      23.0
                             "Sunstead", 9 Farringdon Close,
                                      Paradise Heights
                             St. James, Barbados, West Indies
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
        Common Shares                 Joel K. Bloomer                 7,048,234                      58.67
                                   6176 Laurelwood Drive
                                      Reno, NV 89509
                                            USA
----------------------------------------------------------------------------------------------------------------------
        Common Shares             Dr. Christopher Gabrys              3,104,000                      25.84
                                900 South Meadows Parkway,
                                         Apt. 3513
                                      Reno, NV 89511
                                            USA
----------------------------------------------------------------------------------------------------------------------

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

----------------------------------------------------------------------------------------------------------------------
             (1)                            (2)                          (3)                          (4)
----------------------------------------------------------------------------------------------------------------------
        Title of Class                   Name and                    Amount and                Percent of Class
                                Address of Beneficial Owner  Nature of Beneficial Owner
----------------------------------------------------------------------------------------------------------------------
        Common Shares                 Joel K. Bloomer               7,048,234 (1)                    58.39
                                    6176 Laurelwood Drive
                                        Reno, NV 89509
                                             USA
----------------------------------------------------------------------------------------------------------------------
        Common Shares                J. Michael Neary                52,500 (2)                      0.44
                                    542 SW 298th Street
                                   Federal Way, WA 98023
----------------------------------------------------------------------------------------------------------------------
        Common Shares                  Scott Kostiuk                 50,000 (3)                      0.41
                                 34 Powell Street, Apt. 4A
                                  Vancouver, BC V6A 1E7
                                          Canada
----------------------------------------------------------------------------------------------------------------------
                                  Directors and Executive            7,150,734                       59.52
                                    Officers as a group
----------------------------------------------------------------------------------------------------------------------

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


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are included herein:

Exhibit           Description
-------           -------------------------------------------------------------
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


                                                     INDIGO ENERGY, INC.


                  Date:  May 30, 2003                /s/ Joel K. Bloomer
                                                     ---------------------------
                                                     Joel K. Bloomer
                                                     Chairman of the Board,
                                                     President & Chief Executive
                                                     Officer


                  Date:  May 29, 2003                /s/ Scott Kostiuk
                                                     ---------------------------
                                                     Scott Kostiuk
                                                     Secretary & Treasurer and
                                                     Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Joel K. Bloomer
-------------------------------------
Joel K. Bloomer, Chairman of the Board & President   Date: May 30, 2003


/s/ J. Michael Neary
-------------------------------------
J. Michael Neary, Director                           Date: June 3, 2003


/s/ Scott Kostiuk
-------------------------------------
Scott Kostiuk, Secretary and Treasurer               Date: May 29, 2003

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

Date: May 30, 2003

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

Date: May 29, 2003

/s/ Scott Kostiuk
------------------
Secretary & Treasurer and Chief Financial Officer