Form 10QSB
period 2003-06-30
INDIGO ENERGY INC
filed 2003-08-15
CIK 1118629

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003.


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from _________________ to _________________


                         Commission File Number 811-3584


                               INDIGO ENERGY, INC.
                 (Name of small business issuer in its charter)


           DELAWARE                                      13-4105842
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                            PO BOX 2524 STN TERMINAL
                             VANCOUVER, B.C. V6B 3W8
                    (address of principal executive offices)



                                   (Zip Code)


                    Issuer's telephone number (604) 669-6261


                       535 WESTGATE DRIVE, NAPA, CA 94558
         (Former Name, Former Address and Former Fiscal year, if Changed
                               Since Last Report)




As of August 13, 2003, 12,013,262 shares of the issuer's common stock, par value $0.001 per share, were outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes [ ]    No [X]

TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION                                                3
       Item 1     FINANCIAL STATEMENTS (UNAUDITED)                            3
       Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION   9
       Item 3.    CONTROLS AND PROCEDURES                                     9

PART II - OTHER INFORMATION
       Item 1.    LEGAL PROCEEDINGS                                           10
       Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         10
       Item 5.    OTHER INFORMATION                                           10
       Item 6.    EXHIBITS AND REPORTS ON FORM 8-K                            10

SIGNATURES                                                                    11
CERTIFICATIONS                                                                12

                               INDIGO ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS
                       FOR THE QUARTER ENDED JUNE 30, 2003


PART 1.     FINANCIAL INFORMATION

            ITEM 1.     FINANCIAL STATEMENTS

                        INTERIM BALANCE SHEET (UNAUDITED) AS OF JUNE 30, 2003

                        INTERIM STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002 AND CUMULATIVE FOR THE PERIOD FROM MARCH 8, 2000 (INCEPTION) TO JUNE 30, 2003

                        INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002 AND CUMULATIVE FOR THE PERIOD FROM MARCH 8, 2000 (INCEPTION) TO JUNE 30, 2003

                        NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

INDIGO ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET
(UNAUDITED)

Assets                                                                   June 30, 2003
Current assets:
         Prepaid expenses                                                 $    6,000
                                                                          -----------

                           Total current assets                           $    6,000
                                                                          -----------


 Liabilities and Stockholders' Deficit

Current liabilities:
         Bank overdraft                                                         $855
         Accounts payable                                                    266,454
         Advances from officers and stockholders                              20,686
         Advances from consulting firm                                        10,900
         Deferred revenue                                                      6,000
                                                                          -----------

                  Total current liabilities                                  304,895

Stockholders' deficit
         Preferred stock, $0.001 par value, 10,000,000
                  shares authorized, no shares issued and outstanding             --
         Common stock, $0.001 par value, 90,000,000 shares
                  authorized, 12,013,262 shares issued and outstanding        12,013
         Additional paid-in capital                                        1,062,191
         Deficit accumulated during the development stage                 (1,333,099)
         Notes receivable from officers and stockholders                     (40,000)
                                                                          -----------

                  Total stockholders' deficit                               (298,895)
                                                                          -----------

                  Total liabilities and stockholders' deficit             $    6,000
                                                                          -----------

                                                                               4
See accompanying notes to financial statements.

INDIGO ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)

INTERIM STATEMENTS OF OPERATIONS
(with cumulative figures from inception)
(UNAUDITED)


                                                   For the Three   For the Three
                                                   Months Ended    Months Ended
                                                   June 30, 2003   June 30, 2002
Revenue                                             $        --     $        --

Expenses:
         Research and development expenses                   --             855
         General and administrative expenses             17,996          59,740
         Depreciation                                        --             199
                                                    -----------     -----------

                  Total expenses                         17,996          60,794

Interest income                                              --           2,100
                                                    -----------     -----------
                  Net loss                              (17,996)        (58,694)
                                                    -----------     -----------

Basic net loss per common share                     $     (0.00)    $     (0.00)
                                                    -----------     -----------

Weighted average common
         shares outstanding                          12,013,262      11,783,697
                                                    -----------     -----------

See accompanying notes to financial statements.

INDIGO ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)

INTERIM STATEMENTS OF OPERATIONS
(with cumulative figures from inception)
(UNAUDITED), Continued

                                                                                            Cumulative for
                                                                                            the period from
                                                  For the Six          For the Six          March 8, 2000
                                                  Months Ended         Months Ended         (inception) to
                                                  June 30, 2003        June 30, 2002        June 30, 2003
Revenue                                            $        --         $         --         $         --

Expenses:
         Research and development expenses                  --               10,272              397,115
         General and administrative expense             31,790              181,612              695,699
         Interest expense                                   --                  600               68,071
         Depreciation                                       --                  398                1,762
         Forgiveness of notes receivable
                  from officers and stockholders            --                   --               57,027
         Write-off patent costs                             --                   --              112,952
         Impairment of fixed assets                         --                   --                3,498
                                                   -----------          -----------          -----------

                  Total expenses                        31,790              192,882            1,336,124

Interest income                                             --                4,200                3,025
                                                   -----------          -----------          -----------

                  Net loss                             (31,790)            (188,682)          (1,333,099)
                                                   -----------          -----------          -----------

Basic net loss per common share                    $     (0.00)         $     (0.02)
                                                   -----------          -----------

Weighted average common
         shares outstanding                         12,013,262           11,804,807
                                                   -----------          -----------

See accompanying notes to financial statements.

INDIGO ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)

INTERIM STATEMENTS OF CASH FLOWS
(with cumulative figures from inception)
(UNAUDITED)

                                                                                                                Cumulative for
                                                                                                                the period from
                                                                                 For The Six     For The Six    March 8, 2000
                                                                                 Months Ended    Months Ended   (inception) to
                                                                                 June 30, 2003   June 30, 2002  June 30, 2003
Cash flows from operating activities:
     Net loss                                                                      $  (31,790)     (188,682)     (1,333,099)
     Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation of equipment                                                       --           398           1,762
           Write-off patent costs                                                          --            --         112,952
           Impairment of fixed assets                                                      --            --           3,498
           Forgiveness of notes receivables
             from officers and stockholders                                                --            --          57,027
           Value of services contributed to the Company
             by certain executive officers                                                 --        22,500         187,500
           Consulting fee paid by issuance of
             common stock                                                                  --        79,000          79,000
           Changes in operating assets and liabilities:
                Receivable - interest due from officer                                     --        (2,100)         (2,100)
                Interest expense paid by issuance of common stock                          --            --          60,000
                Receivable - shared research cost                                          --            --              --
                Prepaid expenses                                                       (6,000)           --          (6,000)
                Bank overdraft                                                            855            --             855
                Accounts payable                                                       19,818        67,609         393,907
                Deferred revenue                                                        6,000            --           6,000
                                                                                   ----------    ----------      ----------

                  Net cash used in operating activities                               (11,117)      (21,275)       (438,698)

Cash flows used in investing activities:
     Purchase of equipment                                                                 --            --          (5,260)
     Payments of patent application costs                                                  --       (29,366)       (112,952)
     Advances to officers and stockholders                                                 --            --        (116,599)
                                                                                   ----------    ----------      ----------

                  Net cash used in investing activities                                    --       (29,366)       (234,811)

Cash flows from financing activities:                                                      --            --
     Proceeds from issuance of common stock, net                                           --            --         621,106
     Proceeds from convertible note payable                                                --            --         100,000
     Advances from consulting firm                                                         --            --          10,900
     Advances from officers and stockholders                                            9,702        50,469          42,358
     Payments for expenses public offering                                                 --            --        (100,855)
                                                                                   ----------    ----------      ----------

                  Net cash provided by financing activities                             9,702        50,469         673,509
                                                                                   ----------    ----------      ----------

                  Net decrease in cash                                                 (1,415)         (172)             --

Cash, at beginning of period                                                            1,415           (82)             --
                                                                                   ----------    ----------      ----------

Cash, at end of period                                                                     --          (254)             --
                                                                                   ----------    ----------      ----------

Supplemental information about cash payments is as follows:
     Cash payments of interest                                                     $       --            --             600
                                                                                   ----------    ----------      ----------

Supplemental schedule of non-cash financing activities:
     Conversion of convertible notes and accrued interest to
        common stock                                                               $       --            --         160,000
                                                                                   ----------    ----------      ----------

     Conversion of accounts payable to common stock                                $       --            --         127,453
                                                                                   ----------    ----------      ----------

See accompanying notes to financial statements.

INDIGO ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2003


NOTE 1.  STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited condensed financial statements as of June 30, 2003 and for the three months ended June 30, 2003 and 2002 and cumulative from March 8, 2000 (Inception) to June 30, 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, the condensed financial statements do not include all the information and notes to the financial statements required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of Indigo Energy, Inc.'s financial position, results of operations, and cash flows for the periods presented. These results have been determined on the basis of accounting principles generally accepted in the United States of America and applied consistently with those used in the preparation of the Company's 2002 financial statements.

The results of operations for the interim periods ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with the December 31, 2002 financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

NOTE 3.  NET LOSS PER SHARE

Net loss per common share was calculated under SFAS No. 128, "Earnings per Share". Basic net loss per share is computed by dividing the net loss by the weighted average outstanding shares of 12,013,262 and 11,783,697 as of June 30, 2003 and 2002, respectively. Inasmuch as the Company has incurred losses, the effect of dilutive securities has been excluded from the computation, as they are antidilutive.

NOTE 4.  SUBSEQUENT EVENT

On July 25, 2003, the Company signed and executed a Letter of Intent to sell the Company's intellectual property, including all inventions, patents, patent applications, trade secrets, trademarks, trademark applications, and copyrights, to Cobalt Energy, LLC. As consideration for signing the Letter Of Intent, Cobalt Energy, LLC paid the Company $6,000. At an Annual General Meeting to be held within approximately sixty days of the date of the Letter of Intent, holders of a majority of Indigo Energy's common stock will be asked for written consent to sign and execute a Sales Agreement. Pursuant to the Sales Agreement, Cobalt Energy, LLC would assume sole and full responsibility for the amounts owing by the Company to J. Michael Neary, approximately $101,000. Furthermore, within 6 years from the execution of the Sales Agreement, if Cobalt Energy, LLC, within any fiscal year, achieves a profit of more than $3,000,000 in that fiscal year, defined as the "breakpoint year", based on the intellectual property covered by the Sales Agreement, Cobalt Energy, LLC agrees to: (i) pay Indigo Energy a share of profits equal to 4% for that fiscal year and the two fiscal years immediately following the breakpoint year, but in any event not to exceed $600,000 in total; and (ii) Cobalt Energy, LLC has the right to buy itself out of this obligation to Indigo Energy at anytime for the sum of $500,000.

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

The Company had limited activity during Q2 2003 resulting from the Company discontinuing its intent to design, develop, manufacture and market reliable electrical backup power supplies. Q2 2003 expenses consisted of $17,996 of general and administrative expenses. In addition, in fiscal 2002, the Company wrote-off capitalized patent costs and fixed assets due to the Company discontinuing its intent which resulting in the recording of no depreciation expense during Q2 2003.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter has been submitted to a vote of security holders during the period covered by this report.


ITEM 5. OTHER INFORMATION

On June 3, 2003, Scott Kostiuk, the Company's Secretary and Treasurer, was appointed to the Board of Directors.

In a letter dated June 30, 2003 and received thereabout, Indigo Energy was informed by J. Michael Neary, a director and the Company's patent lawyer, he had resigned both positions effective immediately. There was no disagreement with Indigo Energy on any matter relating to the Company's operations, policies or practices.

On July 25, 2003, Indigo Energy signed and executed a Letter of Intent pursuant to which we propose to sell the Company's intellectual property, including all inventions, patents, patent applications, trade secrets, trademarks, trademark applications, and copyrights, to Cobalt Energy, LLC. At an Annual General Meeting to be held within approximately sixty days of the date of the Letter of Intent, holders of a majority of Indigo Energy's common stock will be asked for written consent to sign and execute a Sales Agreement. Pursuant to the Sales Agreement, Cobalt Energy, LLC would assume sole and full responsibility for the amounts owing by the Company to J. Michael Neary, approximately $101,000. Furthermore, within 6 years from the execution of the Sales Agreement, if Cobalt Energy, LLC, within any fiscal year, achieves a profit of more than $3,000,000 in that fiscal year, defined as the "breakpoint year", based on the intellectual property covered by the Sales Agreement, Cobalt Energy, LLC agrees to: (i) pay Indigo Energy a share of profits equal to 4% for that fiscal year and the two fiscal years immediately following the breakpoint year, but in any event not to exceed $600,000 in total; and (ii) Cobalt Energy, LLC has the right to buy itself out of this obligation to Indigo Energy at anytime for the sum of $500,000.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(b) No reports on Form 8-K filed during the quarter ended June 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    INDIGO ENERGY, INC.


         Date: August 14, 2003      /s/ Joel K. Bloomer
                                    ---------------------------
                                    Joel K. Bloomer
                                    Chairman of the Board, President & Chief
                                    Executive Officer


         Date: August 14, 2003      /s/ Scott Kostiuk
                                    ---------------------------
                                    Scott Kostiuk
                                    Secretary & Treasurer and Chief
                                    Financial Officer

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


Date: August 14, 2003

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


Date: August 14, 2003

/s/ Scott Kostiuk
------------------
Secretary & Treasurer and Chief Financial Officer