Form 10QSB
period 2003-09-30
GLOBAL WIRELESS SATELLITE NETWORKS USA INC
filed 2003-11-14
CIK 1118629

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2003.


       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _________________ to _________________


                             Commission File Number


                 GLOBAL WIRELESS SATELLITE NETWORKS (USA), INC.
                 (Name of small business issuer in its charter)


            DELAWARE                                    13-4105842
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

                            PO BOX 2524 STN TERMINAL
                             VANCOUVER, B.C. V6B 3W8
                    (address of principal executive offices)



                                   (Zip Code)


                    Issuer's telephone number (604) 669-6261


                               INDIGO ENERGY, INC.
         (Former Name, Former Address and Former Fiscal year, if Changed
                               Since Last Report)




As of November 14, 2003, 554,334 shares of the issuer's common stock, par value $0.001 per share, were outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes [ ]     No [X]

TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION                                                3
       Item 1     FINANCIAL STATEMENTS (UNAUDITED)                            3
       Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION   10
       Item 3.    CONTROLS AND PROCEDURES                                     10

PART II - OTHER INFORMATION
       Item 1.    LEGAL PROCEEDINGS                                           11
       Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         11
       Item 6.    EXHIBITS AND REPORTS ON FORM 8-K                            11

SIGNATURES                                                                    12
CERTIFICATIONS                                                                13

                 GLOBAL WIRELESS SATELLITE NETWORKS (USA), INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003


PART 1.   FINANCIAL INFORMATION

          ITEM 1.    FINANCIAL STATEMENTS

                     INTERIM BALANCE SHEET (UNAUDITED) AS OF SEPTEMBER 30, 2003

                     INTERIM STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 AND CUMULATIVE FOR THE PERIOD FROM MARCH 8, 2000 (INCEPTION) TO SEPTEMBER 30, 2003

                     INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 AND CUMULATIVE FOR THE PERIOD FROM MARCH 8, 2000 (INCEPTION) TO SEPTEMBER 30, 2003

                     NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

GLOBAL WIRELESS SATELLITE NETWORKS (USA), INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET
(UNAUDITED)


                                                                             September 30, 2003
Assets                                                                            $      --

Liabilities and Stockholders' Deficit

Current liabilities:
         Bank overdraft                                                           $       855
         Accounts payable                                                             172,572
         Advances from officers and stockholders                                       26,599
         Advances from consulting firm                                                 10,900
                                                                                  -----------

                  Total current liabilities                                           210,926

Stockholders' deficit
         Preferred stock, $0.001 par value, 10,000,000
                  shares authorized, no shares issued and outstanding                    --
         Common stock, $0.001 par value, 90,000,000 shares
                  authorized, 554,334 shares issued and outstanding                       554
         Additional paid-in capital                                                 1,073,650
         Deficit accumulated during the development stage                          (1,245,130)
         Notes receivable from officers and stockholders                              (40,000)
                                                                                  -----------

                  Total stockholders' deficit                                        (210,926)
                                                                                  -----------

                  Total liabilities and stockholders' deficit                     $      --
                                                                                  -----------



                                                                               4
See accompanying notes to financial statements.

GLOBAL WIRELESS SATELLITE NETWORKS (USA), INC.
(A DEVELOPMENT STAGE COMPANY)

INTERIM STATEMENTS OF OPERATIONS
(with cumulative figures from inception)
(UNAUDITED)




                                                     For the Three             For the Three
                                                     Months Ended              Months Ended
                                                     September 30, 2003        September 30, 2002
Revenue                                              $      --                 $      --

Gain on sale of intellectual property                    106,901                      --
Expenses:
         Research and development expenses                  --                          14
         General and administrative expenses              18,932                    65,494
         Depreciation                                       --                         199
                                                     -----------               -----------


                  Total expenses                          18,932                    65,707
                                                     -----------               -----------

                  Operating income (loss)                 87,969                   (65,707)

Interest income                                             --                       2,100
                                                     -----------               -----------
                  Net income (loss)                       87,969                   (63,607)
                                                     -----------               -----------

Basic net income (loss) per common share             $      0.10               $     (0.05)
                                                     -----------               -----------

Weighted average common
         shares outstanding                              898,932                 1,198,861
                                                     -----------               -----------







                                                                               5
See accompanying notes to financial statements.

GLOBAL WIRELESS SATELLITE NETWORKS (USA), INC.
(A DEVELOPMENT STAGE COMPANY)

INTERIM STATEMENTS OF OPERATIONS
(with cumulative figures from inception)
(UNAUDITED), Continued




                                                                                                  Cumulative for
                                                                                                  the period from
                                                     For the Nine          For the Nine           March 8, 2000
                                                     Months Ended          Months Ended           (inception) to
                                                     September 30, 2003    September 30, 2002     September 30, 2003
Revenue                                              $      --             $      --              $      --

Gain on sale of intellectual property                    106,901                  --                  106,901

Expenses:
         Research and development expenses                  --                  10,286                397,115
         General and administrative expenses              50,722               247,106                714,631
         Interest expense                                   --                     600                 68,071
         Depreciation                                       --                     597                  1,762
         Forgiveness of notes receivable
                  from officers and stockholders            --                    --                   57,027
         Write-off patent costs                             --                    --                  112,952
         Impairment of fixed assets                         --                    --                    3,498
                                                     -----------           -----------            -----------

                  Total expenses                          50,722               258,589              1,355,056

                  Operating income (loss)                 56,179              (258,589)            (1,248,155)
                                                     -----------           -----------            -----------

Interest income                                             --                   6,300                  3,025
                                                     -----------           -----------            -----------

                  Net income (loss)                       56,179              (252,289)            (1,245,130)
                                                     -----------           -----------            -----------

Basic net income (loss) per common share             $      0.05           $     (0.21)
                                                     -----------           -----------

Weighted average common
         shares outstanding                            1,099,426             1,186,316
                                                     -----------           -----------


                                                                               6
See accompanying notes to financial statements.

GLOBAL WIRELESS SATELLITE NETWORKS (USA), INC.
(A DEVELOPMENT STAGE COMPANY)

INTERIM STATEMENTS OF CASH FLOWS
(with cumulative figures from inception)
(UNAUDITED)

                                                                                                               Cumulative for
                                                                                                               the period from
                                                                       For The Nine        For The Nine        March 8, 2000
                                                                       Months Ended        Months Ended        (inception) to
                                                                       September 30, 2003  September 30, 2002  September 30, 2003
Cash flows from operating activities:
     Net income (loss)                                                 $   56,179          (252,289)           (1,245,130)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
           Depreciation of equipment                                         --                 597                 1,762
           Write-off patent costs                                            --                --                 112,952
           Impairment of fixed assets                                        --                --                   3,498
           Forgiveness of notes receivables
             from officers and stockholders                                  --                --                  57,027
           Value of services contributed to the Company
             by certain executive officers                                   --              22,500               187,500
           Consulting fee paid by issuance of
             common stock                                                    --              79,000                79,000
           Gain on sale of intellectual property                         (106,901)             --                (106,901)
           Changes in operating assets and liabilities:
                Receivable - interest due from officer                       --              (4,200)               (2,100)
                Interest expense paid by issuance of common stock            --                --                  60,000
                Bank overdraft                                                855              --                     855
                Accounts payable                                           26,837            27,045               400,926
                                                                       ----------        ----------            ----------

                  Net cash used in operating activities                   (23,030)         (127,347)             (450,611)

Cash flows used in investing activities:
     Purchase of equipment                                                   --              (1,274)               (5,260)
     Proceeds from sale of intellectual property                            6,000              --                   6,000
     Payments of patent application costs                                    --             (29,366)             (112,952)
     Advances to officers and stockholders                                   --                --                (116,599)
                                                                       ----------        ----------            ----------

                  Net cash provided by (used in) investing activities       6,000           (30,640)             (228,811)

Cash flows from financing activities:
     Proceeds from issuance of common stock, net                             --             132,306               621,106
     Proceeds from convertible note payable                                  --                --                 100,000
     Advances from consulting firm                                           --              30,323                10,900
     Advances from officers and stockholders                               15,615              --                  48,271
     Payments for expenses public offering                                   --                --                (100,855)
                                                                       ----------        ----------            ----------

                  Net cash provided by financing activities                15,615           162,629               679,422
                                                                       ----------        ----------            ----------

                  Net increase (decrease) in cash                          (1,415)            4,642                  --

Cash, at beginning of period                                                1,415              --                    --
                                                                       ----------        ----------            ----------

Cash, at end of period                                                       --               4,642                  --
                                                                       ----------        ----------            ----------

Supplemental information about cash payments is as follows:
     Cash payments of interest                                         $     --                --                     600
                                                                       ----------        ----------            ----------

Supplemental Schedule of non cash investing activities:
     Accounts payable transferred in connection with sale of
        intellectual property                                          $  100,901              --                 100,901
                                                                       ----------        ----------            ----------

Supplemental schedule of non-cash financing activities:
     Conversion of convertible notes and accrued interest to
        common stock                                                   $     --                --                 160,000
                                                                       ----------        ----------            ----------

     Conversion of accounts payable to common stock                    $     --                --                 127,453
                                                                       ----------        ----------            ----------


                                                                               7
See accompanying notes to financial statements.

GLOBAL WIRELESS SATELLITE NETWORKS (USA), INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2003 AND 2002


NOTE 1.  STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited condensed financial statements as of September 30, 2003 and for the three months and nine months ended September 30, 2003 and 2002 and cumulative from March 8, 2000 (Inception) to September 30, 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, the condensed financial statements do not include all the information and notes to the financial statements required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of Global Wireless Satellite Networks (USA), Inc.'s financial position, results of operations, and cash flows for the periods presented. These results have been determined on the basis of accounting principles generally accepted in the United States of America and applied consistently with those used in the preparation of the Company's 2002 financial statements.

The results of operations for the interim periods ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with the December 31, 2002 financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

NOTE 3.  ORGANIZATION

On August 18, 2003, the Board of Directors approved the cancellation of 6,470,000 common shares of founders' stock. Written consent for the cancellation of common shares was obtained from the common shareholders. The financial statements as of September 30, 2003 have been updated to reflect the cancellation of common shares.

On September 3, 2003, the stockholders approved a 10:l reverse stock split. A new common share was issued for every ten old common shares. The Company's Articles of Incorporation were amended to reflect the 10:1 reverse stock split. The financial statements as of September 30, 2003 have been updated to reflect the reverse stock split.

On September 9, 2003, the Company changed its name from Indigo Energy, Inc. to Global Wireless Satellite Networks (USA), Inc. The Company's Articles of Incorporation were amended to reflect the Company's name change.

NOTE 4.  NET INCOME (LOSS) PER SHARE

Net income (loss) per common share was calculated under SFAS No. 128, "Earnings per Share." Basic net income (loss) per share is computed by dividing the net loss by the weighted average outstanding shares of 898,932 and 1,198,861 for the three months ended September 30, 2003 and 2002, respectively, and 1,099,426 and 1,186,316 for the nine months ended September 30, 2003 and 2002, respectively. Net income (loss) per share for prior periods have been restated to reflect a 10:1 reverse stock split effective in September 2003. Inasmuch as the Company has incurred losses, the effect of dilutive securities has been excluded from the computation, as they are antidilutive.

GLOBAL WIRELESS SATELLITE NETWORKS (USA), INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

SEPTEMBER 30, 2003 AND 2002


NOTE 5.  SALE OF INTELLECTUAL PROPERTY

On July 25, 2003, the Company signed and executed a Letter of Intent to sell the Company's intellectual property, including all inventions, patents, patent applications, trade secrets, trademarks, trademark applications, and copyrights, to Cobalt Energy, LLC. As consideration for signing the Letter Of Intent, Cobalt Energy, LLC paid the Company $6,000. On September 11, 2003, the Company entered into an agreement to sell the Company's intellectual property to Cobalt Energy, LLC. Pursuant to the Sales Agreement, Cobalt Energy, LLC assumed sole and full responsibility for the amounts owed by the Company to J. Michael Neary, approximately $101,000. Furthermore, within 6 years from the execution of the Sales Agreement, if Cobalt Energy, LLC, within any fiscal year, achieves a profit of more than $3,000,000 in that fiscal year, defined as the "breakpoint year", based on the intellectual property covered by the Sales Agreement, Cobalt Energy, LLC agrees to: (i) pay the Company a share of profits equal to 4% for that fiscal year and the two fiscal years immediately following the breakpoint year, but in any event not to exceed $600,000 in total; and (ii) Cobalt Energy, LLC has the right to buy itself out of this obligation to the Company at anytime for the sum of $500,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The current business plan of Global Wireless Satellite Networks (USA), Inc. is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. Therefore, the Company does not expect to conduct any product research and development or purchase plant and significant equipment for the next twelve months.

To further purse the current business plan, during the three months ended September 30, 2003, the Company changed names from Indigo Energy, Inc. to Global Wireless Satellite Networks (USA), Inc., and consolidated the issued and outstanding common shares on the basis of one (1) New Common share for each ten
(10) old common shares. In addition, certain shareholders agreed to cancel 6,4700,000 of the old common shares.

During the three months ended September 30, 2003, the Company completed the sale of its intellectual property to Cobalt Energy, LLC. Pursuant to the Sales Agreement, Cobalt Energy, LLC assumed approximately $101,000 of debt owed J. Michael Neary, the Company's former patent attorney.

The Company had limited activity during the three months ended September 30, 2003 resulting from the Company discontinuing its intent to design, develop, manufacture and market reliable electrical backup power supplies. During the three months ended September 30, 2003, expenses consisted of $18,932 of general and administrative expenses. In addition, in fiscal 2002, the Company wrote-off capitalized patent costs and fixed assets due to the Company discontinuing its intent which resulting in the recording of no depreciation expense during the three months ended September 30, 2003.

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


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Global Wireless Satellite Networks (USA), Inc. is not a party to any pending legal proceeding nor is its property the subject of a pending legal proceeding.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter has been submitted to a vote of security holders during the period covered by this report.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(b) Reports on Form 8-K filed during the quarter ended September 30, 2003:

    1. On August 18, 2003, the Company announced the cancellation of 6,470,000 common shares of the Company; and

    2. On September 2, 2003, the Company announced the election of two directors, Ken Thorpe and Dennis W. Mee, the change of the Company's name from Indigo Energy, Inc. to Global Wireless Satellite Networks
        (USA), Inc., the consolidation of the issued and outstanding common shares on the basis of one (1) New Common share for each ten (10) old common shares, and the sale of the Company's intellectual property to Cobalt Energy, LLC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           INDIGO ENERGY, INC.


        Date: November 14, 2003            /s/ Joel K. Bloomer
                                           ---------------------------
                                           Joel K. Bloomer
                                           Chairman of the Board, President &
                                             Chief Executive Officer


        Date: November 14, 2003            /s/ Scott Kostiuk
                                           ---------------------------
                                           Scott Kostiuk
                                           Secretary & Treasurer and Chief
                                             Financial Officer

CERTIFICATIONS

I, Joel K. Bloomer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Global Wireless Satellite Networks (USA), Inc.;

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


Date: November 14, 2003

/s/ Joel K. Bloomer
--------------------
Chairman of the Board, President and Chief Executive Officer

I, Scott Kostiuk, certify that:

1. I have reviewed this quarterly report on Form 10-QSB Global Wireless Satellite Networks (USA), Inc.;

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


Date: November 14, 2003

/s/ Scott Kostiuk
------------------
Secretary & Treasurer and Chief Financial Officer