Form 10QSB/A
period 2003-09-30
GLOBAL WIRELESS SATELLITE NETWORKS USA INC
filed 2004-01-02
CIK 1118629

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-QSB/A


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


                                            GLOBAL WIRELESS SATELLITE NETWORKS
                                            (USA), INC.


         Date:  December 16, 2003           /s/ Joel K. Bloomer
                                            ---------------------------
                                            Joel K. Bloomer
                                            Chairman of the Board, President &
                                            Chief Executive Officer


         Date:  December 16, 2003           /s/ Scott Kostiuk
                                            ---------------------------
                                            Scott Kostiuk
                                            Secretary & Treasurer and Chief
                                            Financial Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)



In connection with the Quarterly Report of Global Wireless Satellite Networks
(USA), Inc., a Delaware corporation (the "Company"), on Form 10-QSB for the period ending September 30, 2003, as filed with the Securities and Exchange Commission (the "Report"), Joel K. Bloomer, Chief Executive Officer of the Company and Scott Kostiuk, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350), that to his knowledge:



(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and



(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ JOEL K. BLOOMER

Joel K. Bloomer
Chief Executive Officer

December 16, 2003



/s/ SCOTT KOSTIUK

Scott Kostiuk
Chief Financial Officer

December 16, 2003