Form 10KSB
period 2000-06-30
GLOBAL WIRELESS SATELLITE NETWORKS USA INC
filed 2004-04-14
CIK 1118629

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10KSB


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003.


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
                     FROM _______________________ TO _____________


                        COMMISSION FILE NUMBER 000-32467


                 GLOBAL WIRELESS SATELLITE NETWORKS (USA), INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


            DELAWARE                                             13-4105842
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)


                            PO BOX 2524 STN TERMINAL
                                 VANCOUVER, B.C.
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                     V6B 3W8
                                   (ZIP CODE)


                    ISSUER'S TELEPHONE NUMBER (604) 669-6261


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


 As of March 30, 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates (assuming that the issuer's only affiliates are its officers, directors and 10% or greater stockholders) computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, was $157,237


As of March 30, 2004, the number of shares outstanding of the issuer's common shares, was 554,334


                    Documents incorporated by reference: None


    Transitional Small Business Disclosure Format (Check one): [ ] Yes [X] No

TABLE OF CONTENTS

PART 1
       Item 1     DESCRIPTION OF BUSINESS                                               2
       Item 2.    DESCRIPTION OF PROPERTY                                               3
       Item 3.    LEGAL PROCEEDINGS                                                     9
       Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   9

PART II
       Item 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS              10
       Item 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION             10
       Item 7.    FINANCIAL STATEMENTS                                                  12
       Item 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE                                              26
       Item 8A.   CONTROLS AND PROCEDURES                                               26
       Item 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT                     26

PART III
       Item 10.   EXECUTIVE COMPENSATION                                                27
       Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                  AND RELATED STOCKHOLDER MATTERS                                       28
       Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                        29
       Item 13.   EXHIBITS AND REPORTS ON FORM 8-K                                      30
       Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES                                30

SIGNATURES                                                                              32

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

All references in this prospectus to "we", "us", "our", "the Company" and "Global Wireless Satellite Networks (USA)" are intended to refer to Global Wireless Satellite Networks (USA), Inc.

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

(a) Business Development.

Global Wireless Satellite Networks (USA), Inc. (the "Company"), a development stage company incorporated in March 2000, has its principal offices at 27 Alexander Street, #706, Vancouver, B.C., V6A 1B2, Canada. The telephone number is (604) 669-6261. Through December 31, 2003, the Company has generated no revenues from operations.

Pursuant to written consent of a majority of the outstanding common stock taken September 2, 2003, the Company has amended its Certificate of Incorporation to change the Company's name from Indigo Energy, Inc. to Global Wireless Satellite Networks (USA), Inc.

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

On January 30, 2004, the Company agreed to acquire all the issued and outstanding common shares of Global Wireless Satellite Networks Inc., a satellite telecommunication company providing telecommunication services initially to isolated communities in the far northern regions of Canada. Subsequently, the companies agreed it was not in their best interests to proceed and the agreement was rescinded on March 24, 2004.

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

The Company's search will be directed toward small and medium-sized enterprises that have a desire to become public corporations. The Company anticipates that the business opportunities presented to it will (1) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (2) be experiencing financial or operating difficulties; (3) be in need of funds to develop a new product or service or to expand into a new market; (4) be relying upon an untested product or marketing concept; or (5) have a combination of the characteristics mentioned in (1) through (4). The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued. Given the above factors, investors should expect that any acquisition candidate might have a history of losses or low profitability.

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

It is emphasized that management of the Company may effect transactions having a potentially adverse impact upon the Company's shareholders pursuant to the authority and discretion of the Company's management to complete acquisitions without submitting any proposal to the stockholders for their consideration. Holders of the Company's securities should not anticipate that the Company necessarily would furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by such directors to seek the stockholders' advice and consent or because state law so requires.

The analysis of business opportunities will be undertaken by or under the supervision of the Company's president, who is not a professional business analyst. Although there is no current plan to do so, Company management may hire and pay a finder's fee to a registered broker-dealer to assist in the investigation and selection of business opportunities. In addition, the Company may pay a finder's fee to a registered broker-dealer who introduces candidates with which the Company successfully merges or commits to a business combination. The Company does not intend to have anyone solicit on its behalf candidates in exchange for a fee. There will not be any general solicitation by anyone acting as a finder. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash. Otherwise, the Company anticipates that it will consider, among other things, the following factors:

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

Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates that have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

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

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision were made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company to pay until an indeterminate future time may make it impossible to procure goods and services.

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

INTELLECTUAL PROPERTY

Pursuant to written consent of the majority shareholders taken September 2, 2003, the Company signed and executed a Sales Agreement (the "Agreement") pursuant to which we sold the Company's intellectual property to Cobalt Energy, LLC ("Cobalt").

The Company sold all of its intellectual property, including all inventions, patents, patent applications, trade secrets, trademarks, trademark applications, and copyrights. Among other items and pursuant to the Agreement, within 6 years from the execution of the Agreement, if Cobalt, within any fiscal year, achieves a profit of more than $3,000,000 in that fiscal year, defined as the "breakpoint year", based on the intellectual property covered by the Agreement, Cobalt agrees to:

     1. pay Global Wireless Satellite Networks (USA), Inc. a share of profits equal to 4% for that fiscal year and the two fiscal years immediately following the breakpoint year, but in any event not to exceed $600,000 in total; and

     2. Cobalt Energy, LLC has the right to buy itself out of this obligation to Global Wireless Satellite Networks (USA), Inc. at anytime for the sum of $500,000.

No such payment is due or made for the year ended December 31, 2003.

RESEARCH AND DEVELOPMENT EXPENDITURE OVER THE LAST TWO FISCAL YEARS

Our research and development expenses were $0 and $10,286 in 2003 and 2002, respectively. No expenses were borne by customers.

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

Possible Business - Not Identified and Highly Risky. The Company has not identified and has no commitments to enter into or acquire a specific business opportunity and therefore can disclose the risks and hazards of a business or opportunity that it may enter into in only a general manner, and cannot disclose the risks and hazards of any specific business or opportunity that it may enter into. An investor can expect a potential business opportunity to be quite risky. The Company's acquisition of or participation in a business opportunity will likely be highly illiquid and could result in a total loss to the Company and its stockholders if the business or opportunity proves to be unsuccessful.

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

(c) Reports to security holders.

The Company is not required to deliver an annual report to security holders and will not send an annual report voluntarily. The Company files reports electronically with the Securities and Exchange Commission, namely, Forms 10KSB, 10QSB, and 8-K. The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at: http://www.sec.gov/ The Company's Internet address is: http://www.indigoenergyinc.com/


ITEM 2.  DESCRIPTION OF PROPERTY.

(a) The Company's offices are at the home of Mr. Scott Kostiuk, our Secretary and Treasurer, and we currently pay no rent:

         27 Alexander Street, #706
         Vancouver, B.C. V6A 1B2
         Canada

(b) Investment Policies.

The Company has no policy on investments in real estate or interests in real estate, investments in real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.

(c) Description of Real Estate and Operating Data.

The Company does not hold or intend to acquire or lease any real estate.


ITEM 3.  LEGAL PROCEEDINGS.

There are no legal proceedings to which the Company is a party.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2003, through solicitation of proxies or otherwise.


PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is traded on the NASD Over-the-Counter Bulletin Board System under the symbol "GWSN.OB". The high and low bid information reflected in the table below represents the range of high and low bids for the common stock for each quarter within the last two fiscal years. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         QUARTER ENDED                      LOW PRICE         HIGH PRICE
         -------------                      ---------         ----------
         March 31, 2002                     $4.50             $17.80
         June 30, 2002                      $6.70             $17.40
         September 30, 2002                 $6.50             $12.50
         December 31, 2002                  $2.50             $10.10
         March 31, 2003                     $0.50             $4.00
         June 30, 2003                      $0.50             $1.10
         September 30, 2003                 $0.80             $1.60
         December 31, 2003                  $0.25             $2.00

         Note: Prices have been adjusted to reflect the 1:10 stock consolidation effected September 15, 2003.

         (Source: FT Interactive Data)

As of December 31, 2003, there were approximately 157 holders of record of the Company's common stock.

The Company has not paid any cash dividends on the Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings that it may realize in the foreseeable future to finance its operations.

The following table sets forth the information as at December 31, 2003 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

                      EQUITY COMPENSATION PLAN INFORMATION

----------------------------------------------------------------------------------------------------------------------
        Plan category           Number of securities to be    Weighted-average exercise      Number of securities
                                  issued upon exercise of       price of outstanding        remaining available for
                                   outstanding options,         options, warrants and        future issuance under
                                    warrants and rights                rights              equity compensation plans
                                                                                             (excluding securities
                                            (a)                          (b)               reflected in column (a))

                                                                                                      (c)
----------------------------------------------------------------------------------------------------------------------
  Equity compensation plans                  0                            0                            0
 approved by security holders
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans not             32,500                        $1.00                       87,500
 approved by security holders
----------------------------------------------------------------------------------------------------------------------
            Total                         32,500                        $1.00                       87,500
----------------------------------------------------------------------------------------------------------------------

The Company's 2001 Stock Option Plan (the "Plan) was established to provide equity incentives to employees, including officers, non-employee members of the board of directors of the Company, and other eligible persons to provide a means through which the Company may attract able persons to serve the Company, by granting such persons options to purchase shares of stock of the Company. The Plan permits the granting of incentive stock options and non-qualified stock options. The maximum number of common shares that may be issued pursuant to options granted under this Plan is 120,000 common shares. The exercise price of an option is established by the fair market value of the common shares of the Company on the date of which the option is granted.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

The Company will continue to utilize the free labor of its directors, officers, and shareholders until such time as funding is sourced from the capital markets. It is anticipated additional funding for the next twelve months will be required to maintain the Company as a public company. Attempts are currently being made to raise cash through private placements and said attempts will continue throughout 2004. The Company will also use various debt instruments and as well as public offerings to raise needed capital during 2004. Over the next twelve months, the operations of the Company will be limited to the solicitation of an appropriate merger or acquisition candidate. The sales and cost of sales of the Company for fiscal years 2003 and 2002 were $0.

The Company does not expect to conduct further research and development. The Company does not have the substantial additional capital to complete its development and reach an operating stage. The Company does not expect purchase or sale of plant and significant equipment nor does the Company expect significant changes in the number of employees.

LIQUIDITY AND CAPITAL RESOURCES

                                                     2003              2002
                                                  ----------        ----------

TOTAL CURRENT ASSETS                               $0                $1,415
TOTAL CURRENT LIABILITIES                          $216,154          $268,520

WORKING CAPITAL DEFICIENCY                         $216,154          $267,105


The working capital deficiency decreased by $50,951 from December 31, 2002 to December 31, 2003. Cash decreased by $1,415 over the same period.

GENERAL AND ADMINISTRATIVE EXPENSES

The Company's general and administrative expenses decreased from $261,700 for the year ended December 31, 2002 to $58,750 for the year ended December 31, 2003, a decrease of $202,950 or 77.55% over 2002. General and administrative expenses represent office expenses, consulting and professional fees. The decrease in general and administrative expenses is primarily due to a decrease in consulting and professional fees.

NET INCOME (LOSS)

The Company's net income increased from a loss of $444,560 for the year ended December 31, 2002 to net income of $50,951 for the year ended December 31, 2003, due to the decrease in general and administrative and research and development expenses incurred during the year and, the sale of the Company's intellectual property. At December 31, 2003, the Company had a stockholders' deficit of $216,154.

INFLATION

Although the Company believes that inflation has not had a material adverse effect on the results of the operations to date, any increase in costs to the Company could affect the net income or loss of the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities ("Interpretation No. 46"). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, except for mandatorily redeemable financial instruments. Mandatorily redeemable financial instruments are subject to the provisions of SFAS No. 150 beginning as of January 1, 2004. The Company adopted SFAS No. 150 on June 1, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's results of operations or financial condition.

In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 104 ("SAB No. 104"), Revenue Recognition. SAB No. 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make rules and regulations. The Company has not generated revenue to date.

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

ITEM 7. FINANCIAL STATEMENTS


Independent Auditor's Report


Financial Statements:

       Balance Sheet at December 31, 2003

       Statements of Operations for the years ended December 31, 2003 and 2002, and the cumulative development period from March 8, 2000 (inception) to December 31, 2003.

       Statements of Stockholders' Deficit for the cumulative development period from March 8, 2000 (inception) to December 31, 2003.

       Statements of Cash Flows for the years ended December 31, 2003 and 2002, and the cumulative development period from March 8, 2000 (inception) to December 31, 2003.


Notes to Financial Statements

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Global Wireless Satellite Networks (USA), Inc.


We have audited the accompanying balance sheet of Global Wireless Satellite Networks (USA), Inc., a development stage company, (the "Company") as of December 31, 2003 and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2003 and 2002, and for the cumulative development stage from March 8, 2000 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Wireless Satellite Networks (USA), Inc. as of December 31, 2003 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, and for the cumulative development stage from March 8, 2000 (inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1(k) to the financial statements, the Company's cumulative losses during the development period, net capital deficiency, and the need to obtain substantial additional funding to complete its development stage operations raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1(k). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Orlando, Florida
/s/ Tedder, James, Worden & Associates, P.A.
March 25, 2004

                 GLOBAL WIRELESS SATELLITE NETWORKS (USA), INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                December 31, 2003



                          ASSETS
                          ------
         Total assets                                                                                   $           -
                                                                                                  ====================


             LIABILITIES AND STOCKHOLDERS' DEFICIT
             -------------------------------------

Current liabilities:
     Accounts payable                                                                                   $     177,457
     Advances from officers and stockholders                                                                   38,697
                                                                                                  --------------------

         Total current liabilities                                                                            216,154

Stockholders' deficit:
     Preferred stock, $0.001 par value, 10,000,000
         shares authorized, no shares issued and outstanding                                                        -
     Common stock, $0.001 par value, 90,000,000 shares
         authorized, 554,344 shares issued and outstanding                                                        554
     Additional paid-in capital                                                                             1,073,650
     Deficit accumulated during the development stage                                                      (1,250,358)
     Note receivable from officer and stockholder                                                             (40,000)
                                                                                                  --------------------

         Total stockholders' deficit                                                                         (216,154)
                                                                                                  --------------------

         Total liabilities and stockholders' deficit                                                    $           -
                                                                                                  ====================






See accompanying notes to the financial statements.

                 GLOBAL WIRELESS SATELLITE NETWORKS (USA), INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS



                                                                                                         CUMULATIVE FOR
                                                                                                         THE PERIOD FROM
                                                                                                          MARCH 8, 2000
                                                           YEAR ENDED              YEAR ENDED            (INCEPTION) TO
                                                            DECEMBER 31,            DECEMBER 31,          DECEMBER 31,
                                                              2003                    2002                    2003
                                                       --------------------    --------------------    --------------------
Revenue                                                      $           -                       -                       -

Expenses:
     Research and development expenses                                   -                  10,286                 397,115
     General and administrative expenses                            58,750                 261,700                 722,659
     Interest expense                                                    -                     600                  68,071
     Depreciation                                                        -                     597                   1,762
     Forgiveness of notes receivable
         from officers and stockholders                                  -                  57,027                  57,027
     Write-off  of patent costs                                          -                 112,952                 112,952
     Impairment of fixed assets                                          -                   3,498                   3,498
                                                       --------------------    --------------------    --------------------

        Total expenses                                              58,750                 446,660               1,363,084

Gain on sale of intellectual property                              106,901                       -                 106,901
Interest income                                                      2,800                   2,100                   5,825
                                                       --------------------    --------------------    --------------------

        Net income (loss)                                           50,951                (444,560)             (1,250,358)
                                                       ====================    ====================    ====================

Net income (loss) per common share:
     Basic                                                   $        0.05                   (0.37)
                                                       ====================    ====================

     Diluted                                                 $        0.05                   (0.37)
                                                       ====================    ====================

Weighted average common shares outstanding:
        Basic                                                      962,025               1,190,414
                                                       ====================    ====================
        Diluted                                                    962,972               1,190,414
                                                       ====================    ====================




See accompanying notes to the financial statements.

                 GLOBAL WIRELESS SATELLITE NETWORKS (USA), INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' DEFICIT

       For the period from March 8, 2000 (inception) to December 31, 2003



                                                                                      DEFICIT
                                                      COMMON STOCK                  ACCUMULATED        NOTES
                                                 ---------------------- ADDITIONAL   DURING THE     RECEIVABLES      TOTAL
                                                                          PAID-IN    DEVELOPMENT   FROM OFFICERS  STOCKHOLDERS'
                                                   SHARES      AMOUNT     CAPITAL       STAGE      (STOCKHOLDERS)   DEFICIT
                                                 -----------  --------- ----------  -------------  -------------- -------------
Balances at Inception                                     -     $    -          -              -               -  $           -

Common stock issued for cash                        950,000        950      8,550              -               -          9,500

Common stock issued in a securities offering         98,680         98    229,202              -               -        229,300

Services contributed by officers                          -          -     75,000              -               -         75,000

Net loss                                                  -          -          -       (287,146)              -       (287,146)
                                                 -----------  --------- ----------  -------------  -------------- -------------

Balances at December 31, 2000                     1,048,680      1,048    312,752       (287,146)              -         26,654

Common stock issued in initial public offering      100,000        100    149,045              -               -        148,145

Common stock issued on conversion of convertible
  notes payable and accrued interest                 16,000         16    159,984              -               -        160,000

Common stock issued on conversion of accounts
  payable                                            12,745         13    127,440              -               -        127,453

Services contributed by officers                          -          -     90,000              -               -         90,000

Issuance of notes receivable from officers and
  stockholders                                            -          -          -              -        (120,000)      (120,000)

Net Loss                                                  -          -          -       (569,603)              -       (569,603)
                                                 -----------  --------- ----------  -------------  -------------- -------------

Balances at December 31, 2001                     1,177,425      1,177    839,221       (856,749)       (120,000)      (136,351)

Consulting fee paid by issuance of common stock       5,000          5     78,995              -               -         79,000

Common stock issued in private placement, net of
  expenses of $450                                   18,901         19    132,287              -               -        132,306

Value of services contributed to the Company by
  certain executive officers                              -          -     22,500              -               -         22,500

Net loss - year ended December 31, 2002                   -          -          -       (444,560)              -       (444,560)

Sale of notes receivable from officers and
  stockholders                                            -          -          -              -          80,000         80,000
                                                 -----------  --------- ----------  -------------  -------------- -------------

Balances at December 31, 2002                     1,201,326      1,201  1,073,003     (1,301,309)        (40,000)      (267,105)

Cancellation of founder shares                     (647,000)      (647)       647              -               -              -

Net income - year ended December 31, 2003                 -          -          -         50,951               -         50,951
                                                 -----------  --------- ----------  -------------  -------------- -------------

Balance at December 31, 2003                        554,326     $  554  1,073,650     (1,250,358)        (40,000) $    (216,154)
                                                 ===========  ========= ==========  =============  ============== =============



See accompanying notes to the financial statements.

                 GLOBAL WIRELESS SATELLITE NETWORKS (USA), INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS


                                                                                                           CUMULATIVE FOR
                                                                                                          THE PERIOD FROM
                                                                                                           MARCH 8, 2000
                                                                          YEAR ENDED      YEAR ENDED       (INCEPTION) TO
                                                                          DECEMBER 31,    DECEMBER 31,       DECEMBER 31,
                                                                              2003            2002              2003
                                                                         -------------  ---------------  -----------------
Cash flows from operating activities:
     Net income (loss)                                                       $ 50,951         (444,560)        (1,250,358)
     Adjustments to reconcile net income (loss) to net cash
        used in operating activities:
            Depreciation of equipment                                               -              597              1,762
            Write-off of patent costs                                               -          112,952            112,952
            Impairment of fixed assets                                              -            3,498              3,498
            Assumption of legal fees by Cobalt Energy, LLC                   (100,901)               -           (100,901)
            Forgiveness of notes receivables
              from officers and stockholders                                        -           57,027             57,027
            Value of services contributed to the Company
              by certain executive officers                                         -           22,500            187,500
            Consulting fee paid by issuance of
              common stock                                                          -           79,000             79,000
            Receivable - interest due from officer                                  -           (2,100)            (2,100)
            Interest expense paid by issuance of common stock                       -                -             60,000
     Changes in assets and liabilities:
            Increase (decrease) in accounts payable                            31,722           38,181            405,811
                                                                         -------------  ---------------  -----------------

                               Net cash used in operating activities          (18,228)        (132,905)          (445,809)

Cash flows used in investing activities:
     Purchase of equipment                                                          -           (1,275)            (5,260)
     Payments of patent application costs                                           -          (29,367)          (112,952)
     Advances to officers and stockholders                                          -                -           (116,599)
                                                                         -------------  ---------------  -----------------

                               Net cash used in investing activities                -          (30,642)          (234,811)

Cash flows from financing activities:
     Proceeds from issuance of common stock, net                                    -          132,306            621,106
     Proceeds from convertible note payable                                         -                -            100,000
     Advances from consulting firm                                                  -                -             10,900
     Advances from officers and stockholders                                   16,813           32,656             49,469
     Payments for expenses of public offering                                       -                -           (100,855)
                                                                         -------------  ---------------  -----------------

                              Net cash provided by financing activities        16,813          164,962            680,620
                                                                         -------------  ---------------  -----------------

                              Net increase (decrease) in cash                  (1,415)           1,415                  -

Cash, at beginning of year                                                      1,415                -                  -
                                                                         -------------  ---------------  -----------------

Cash, at end of year                                                              $ -            1,415                  -
                                                                         =============  ===============  =================

Supplemental information about cash payments is as follows:
     Cash payments of interest                                                    $ -              600                  -
                                                                         =============  ===============  =================

Supplemental schedule of non-cash financing activities:
     Conversion of convertible notes and accrued interest to
        common stock                                                              $ -                -            160,000
                                                                         =============  ===============  =================

     Conversion of accounts payable to common stock                               $ -                -            127,453
                                                                         =============  ===============  =================

During 2003, $10,900 was reclassified from advances from consulting firm to advances from officers and stockholders as a result of an officer/shareholder assuming a liability on behalf of the Company.



See accompanying notes to the financial statements.

                 GLOBAL WIRELESS SATELLITE NETWORKS (USA), INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2003 and 2002


(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    DESCRIPTION OF DEVELOPMENT STAGE ACTIVITIES

              The Company, a development stage company, was organized on March 8, 2000 as a Delaware corporation under the name Alternate Energy Corp. Immediately thereafter the Company changed its name to Q Power, Inc. In October 2000, the Company changed its name to Indigo Energy, Inc., and again in September 2003 to Global Wireless Satellite Networks (USA), Inc.

              The Company no longer intends to design, develop, manufacture and market reliable electrical backup power supplies primarily for the telecommunication industry. The Company lacks the capital, human and working, to build a range of uninterruptible power supply systems. The Company's current business plan is to seek, investigate, and if warranted, acquire one or more properties or businesses and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture or partnership.

       (b)    REVENUE RECOGNITION

              The Company will recognize revenue when products are shipped or services are performed. The Company has not generated any revenue to date.

       (c)    OFFERINGS OF THE COMPANY'S COMMON STOCK

              In May 2000, the Company completed an offering of 98,680 shares, as adjusted for the 10-for-1 reverse stock split, of its common stock, at an offering price of $2.50 per share, to qualified investors. Pursuant to the offering, the Company received $246,700, less costs of $17,400 associated with the offering, for net proceeds of $229,300. The offering was made pursuant to the exemptions from registration with the Securities and Exchange Commission (SEC) provided by Regulation D, Rule 506, of the 1933 Act, and under applicable state laws, rules and regulations.

              On December 19, 2000, the Company filed a Registration Statement on Form SB-2 (Amendment No.2) with the SEC. The Registration Statement was declared effective by the SEC on January 4, 2001, File No. 333-42026. In connection therewith, the Company issued 100,000 shares, as adjusted for the 10-for-1 reverse stock split, of its common stock at an offering price of $2.50 per share for an aggregate of $250,000. Costs associated with the offering, amounting to $100,855, have been charged to additional paid-in capital, resulting in net proceeds from the offering of $149,145.

              Pursuant to an agreement dated March 8, 2002, the Company issued 5,000 shares, as adjusted for the 10-for-1 reverse stock split, of its common stock valued at $79,000 to a consultant, wherein the consultant agreed to provide various services to the Company including business development, business strategy and corporate image for a period of three months. In connection with the agreement, the Company filed Form S-8 with the SEC to register the shares.

              On July 12, 2002, the Company completed a private placement of 18,901 shares, as adjusted for the 10-for-1 reverse stock split, of its common shares at a price of $7.00 per share to 33 accredited investors. The private placement was made pursuant to the exemptions from registration with the SEC provided by Regulation D, Rule 506, of the 1933 Securities Act, and under applicable state laws, rules and regulations. No commissions were paid and no registration rights were granted by the Company. The private placement provided the Company with net cash proceeds, after expense, of $132,306. The proceeds of the private placement were used to partially pay past due payables, fund research and development and general corporate expenses.

              On August 13, 2003, the Board of Directors of the Company approved the cancellation of 647,000 common shares issued to the Company's founders, as adjusted for the 10-for-1 reverse stock split.

              On September 9, 2003, the Board of Directors of the Company approved a 10-for-1 reverse stock split. Amounts in the accompanying financial statements have been adjusted to reflect the reverse stock split.

       (d)    STOCK-BASED COMPENSATION

              The Company accounts for its stock compensation plans under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company measures compensation cost in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds, including tax benefits realized, are credited to equity.

              Under SFAS No. 123, pro forma information regarding net loss and net loss per share is required. This information is required to be determined as if the Company had accounted for its stock options under the fair value method of that statement.


(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       (d)    STOCK-BASED COMPENSATION, CONTINUED

              The fair value of each option issued is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions at December 31, 2002: risk free interest rate of 5.04%; dividend yield of 0%; volatility of 137.62%; and an expected life of ten years. No options were granted during 2003.

              For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. Had the Company's stock option plan been accounted for based on the fair value method set forth under SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been as follows:

                                                     2003          2002
                                                   --------    ----------

              Net income (loss), as reported       $ 50,951      (444,560)

              Add: Stock-based employee expense
                included in net income, net of
                related tax effects                     -             -

              Deduct: Total stock-based employee
                compensation expense determined
                under fair value based method,
                net of related tax effects          (50,555)      (66,395)
                                                   --------    ----------

              Pro forma net income (loss)          $    396      (510,955)
                                                   ========    ==========

              Basic earnings per share:
                   As reported                     $   0.05          (.37)
                   Pro forma                            -            (.43)

              Diluted earnings per share:
                   As reported                     $   0.05          (.37)
                   Pro forma                            -            (.43)

       (e)    USE OF ESTIMATES IN PREPARING FINANCIAL STATEMENTS

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

       (f)    CONCENTRATIONS OF CREDIT RISK

              Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards No. 105, consist of a note receivable from an officer and stockholder. At December 31, 2003, the note amounts to $40,000, the details of which are described in
              Note 2. The Company does not have collateral from the officer to support the note.

       (g)    RESEARCH AND DEVELOPMENT

              Research and development costs are expensed as incurred. Research and development expenses were $0 and $10,286 for the years ended December 31, 2003 and 2002, respectively.

       (h)    IMPAIRMENT OF LONG-LIVED ASSETS

              In 2002, the Company recorded charges totaling $116,450 relating to a write-down of net assets as a result of management's decision to discontinue development of a reliable electrical backup power supply for the telecommunication industry.

       (i)    INCOME TAXES

              The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date. Deferred tax assets resulting principally from operating losses have not been recognized. The utilization of such net operating loss may be severely limited due to past and future changes in control, including stock issuances.

       (j)    NET INCOME (LOSS) PER COMMON SHARE

              Net income (loss) per common share is calculated under SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income
              (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. Inasmuch as the Company has incurred losses, the effect of dilutive securities have been excluded from the computation, as they are antidilutive.

              For the year ended December 31, 2003, options exercisable into 32,500 shares of common stock have been included in the calculation of diluted earnings per share.

              For the year ended December 31, 2002, options exercisable into 72,500 shares of common tock have not been included in the calculation of diluted earnings per share as the result would have been antidilutive.

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

              It is management's intentions to purchase, merge or exchange stock with other entities to obtain property or a business to enhance shareholder value.

       (l)    COMPREHENSIVE INCOME

              The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which established standards for reporting and display of comprehensive income and its components in the financial statements. Besides net income, SFAS No. 130 requires the reporting of other comprehensive income, defined as revenues, expenses, gains and losses that under generally accepted accounting principles are not included in net income. At December 31, 2003, the Company had no items of other comprehensive income and as a result, no additional disclosure is included in the financial statements.

       (m)    FAIR VALUE OF FINANCIAL INSTRUMENTS

              Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments included accounts payable, advances from officers and stockholders and a note receivable. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature or they are receivable or payable on demand.

       (n)    RECENT ACCOUNTING PRONOUNCEMENTS

              In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities ("Interpretation No. 46"). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both.

              In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, except for mandatorily redeemable financial instruments. Mandatorily redeemable financial instruments are subject to the provisions of SFAS No. 150 beginning as of January 1, 2004. The Company adopted SFAS No. 150 on June 1, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's results of operations or financial condition.

              In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 104 ("SAB No. 104"), Revenue Recognition. SAB No. 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make rules and regulations. The Company has not generated revenue to date.

(2)    NOTE RECEIVABLE FROM OFFICER AND STOCKHOLDER

       At December 31, 2003, the Company has a $40,000 note receivable from an officer and stockholder, which was due on December 31, 2003 and bore interest at 7%. At December 31, 2003, the note has not been renewed, nor has it been paid. In 2002, the Company recorded a charge of $57,027 for forgiveness of similar notes receivables from officers and shareholders. Interest income relating to these notes amounted to $2,800 and $2,100 for the years ended December 31, 2003 and 2002, respectively and a total of $8,525 during the development stage.

       At December 31, 2003, the note receivable balance has been reflected in the equity section of the balance sheet as contra-equity.


(3)    SALE OF INTELLECTUAL PROPERTY

       On September 11, 2003, the Company entered into an agreement (the "Sales Agreement") to sell the Company's intellectual property, including all inventions, patents, patent applications, trade secrets, trademarks, trademark applications and copyrights, to Cobalt Energy, LLC. Pursuant to the Sales Agreement, Cobalt Energy, LLC paid the Company $6,000 and assumed sole and full responsibility for the amounts owed by the Company to J. Michael Neary, approximately $101,000. Furthermore, within 6 years from the execution of the Sales Agreement, if Cobalt Energy, LLC, within any fiscal year, achieves a profit of more than $3,000,000 in that fiscal year, defined as the "breakpoint year", based on the intellectual property covered by the Sales Agreement, Cobalt Energy, LLC agrees to:
       (i) pay the Company a share of profits equal to 4% for that fiscal year and the two fiscal years immediately following the breakpoint year, but in any event not to exceed $600,000 in total; and (ii) Cobalt Energy, LLC has the right to buy itself out of this obligation to the Company at anytime for the sum of $500,000.


(4)    STOCK OPTION PLAN

In August, 2001, the Company established a qualified and nonqualified stock option plan pursuant to which up to 120,000 shares, as adjusted for the 10-for-1 reverse stock split, of its common stock can be set aside to promote the growth and profitability of the Company by providing certain executives, directors and other employees or consultants with an additional incentive to achieve Company objectives and to attract and retain competent personnel. The Company granted options for the purchase of an aggregate of up to 32,500 shares, as adjusted for the 10-for-1 reverse stock split, of the Company's common stock to its officers (stockholders) at an exercise price of $1.00 per share which generally expire 10 years after the grant date.

       On January 23, 2002, the Company granted options under its stock option plan to a newly appointed director for the purchase of an aggregate of up to 5,000 shares, as adjusted for the 10-for-1 reverse stock split, of the Company's common stock at an exercise price of $1.00 per share which generally expire 10 years after the grant date. The options vest over a period of four years. These options were cancelled in June 2003 due to the resignation of the director.

       In January 2003, two board members with options resigned from the Company, and did not exercise their options within 60 days of cessation of service, in accordance with the stock option plan. As a result of their resignation, the Company cancelled options for 35,000 shares (as adjusted for the 10-for-1 reverse split).


(5)    RELATED PARTY TRANSACTIONS

       During 2003, the Company received $16,813 in advances from officers and stockholders to pay expenses of the Company. These advances are non-interest bearing and are due on demand. In addition, an officer and stockholder of the Company assumed a liability in the amount of $10,900 on behalf of the Company. At December 31, 2003, $38,697 is included in advances from officers and stockholders in the accompanying financial statements.


(6)    SUBSEQUENT EVENTS

       On January 30, 2004, the Company agreed to acquire all the issued and outstanding common shares of Global Wireless Satellite Networks Inc., a satellite telecommunication company providing telecommunication services initially to isolated communities in the far northern regions of Canada. On March 24, 2004, the companies agreed it was not in their best interest to proceed and the acquisition has been rescinded.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The disclosure called for by this Item has been previously reported.


ITEM 8A. CONTROLS AND PROCEDURES.

Our principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(c) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported as of the end of the period covered by this report.

During the period covered by this report, there have not been any significant changes in our internal controls or, to our knowlkedge, in other factors that could significantly affect our internal controls.


PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The Board of Directors is comprised of only one class. There are no arrangements or understandings pursuant to which any person has been elected as a director or executive officer of the Company. Directors are elected annually by the stockholders and hold office until the next annual meeting of stockholders and until their respective successors are elected and qualified. Executive officers are elected by the board of directors and hold office until their respective successors are elected and qualified. There is no family relationship among any directors or executive officers of the Company.

The following table sets forth the names and ages concerning each of the directors and executive officers of the Company:


Names          Age   Position
-----          ---   --------

Joel Bloomer   64    Chairman of the Board

Dennis W. Mee  60    Director, President and Chief Executive Officer

Scott Kostiuk  33    Director, Secretary & Treasurer and Chief Financial Officer

Ken Thorpe     49    Director


CURRENT OFFICERS, DIRECTORS AND KEY EMPLOYEES

Mr. Joel Bloomer has served as our Chairman of the Board since inception and assumed the position of President in January of 2003 and resigned in 2004. He worked as a business consultant to Toray Composites (America) Inc. since 1994. Mr. Bloomer has 35 years experience in the aerospace industry in composite materials, structural design, dynamic analysis, manufacturing process development and business development activities. He is a graduate of the University of Washington with a M.S. in Aeronautical Engineering.

Mr. Dennis W. Mee, a director since September of 2003, has served as the Company's President since January of 2004. A Chartered Accountant (C.A.), Mr. Mee received the degree while working at the offices of KPMG. Mr. Mee has a Bachelor of Commerce (honors), is a member of both the BC and Ontario Institute of Chartered Accountants, and is a member of F.E.I. (Financial Executives Institute). From 1996 to 2002, Mr. Mee was the CFO of Essentially Yours Investors, a distributor of health products. He was a director of Alantra Ventures, a holding company for a telecommunications firm, from 2001 to 2002. Since 2002, Mr. Mee has been a director of Zeppelin Energy, Inc., an oil and gas company listed on the OTC Bulletin Board, Med-A-Globe International Communications, Inc., a facilitator of medical and educational services, and Global.Wireless Satellite Networks, Inc., a satellite telecommunication company.

Mr. Scott Kostiuk, a director since June of 2003, has been our Secretary and Treasurer since inception. From October 1998 to February 2000, Mr. Kostiuk has served as the Secretary and Treasurer of Zeppelin Software Inc, a wireless communications company. From November 1994 to 1999, Mr. Kostiuk served as the Secretary and Treasurer of The Plant Software Inc., a computer software development and publishing company. Mr. Kostiuk attended the University of Toronto, graduating with a B.A. degree in 1993.

Mr. Thorpe, a director since September of 2003, has over twenty years of telecommunications industry experience with established companies such as BC Tel and newer entries such as Bell Nexxia. He has held senior positions in the sales and marketing area and worked extensively in the wireless development of last mile solutions. Prior to his tenure at Bell, Mr. Thorpe was president of VariCom Network Technologies Inc., a communications company involved in the design, engineering, marketing, and implementation of microwave and fibre optic digital transmission systems. Mr. Thorpe is a director of Global Wireless Satellite Networks, Inc., a satellite telecommunication company.

AUDIT COMMITTEE

The Company's board of directors has determined that it does have an "audit committee financial expert" serving on its board of directors, namely Dennis W. Mee. Mr. Mee is not independent and the board of directors does not have a separately designated audit committee, or committee performing similar functions.


NOMINATING COMMITTEE

The Company has not established procedures by which security holders may recommend nominees to the board of directors nor does the board of directors have a separately designated nominating committee, or committee performing similar functions.

The Company's board of directors does not have a process for security holders to send communications to the board of directors. The board of directors believes the Company's limited size and current level of activity render such a formal process cumbersome and unnecessary.


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

Based solely upon a review of Forms 3 and Forms 4 furnished to the Company during the most recent fiscal year, and Forms 5 with respect to its most recent fiscal year, we believe that all such forms required to be filed pursuant to
Section 16(a) of the Exchange Act were timely filed, as necessary, by the officers, directors and security holders required to file the same during the fiscal year ended December 31, 2003, except that Mr. Ken Thorpe failed to file the Form 3 required by his appointment to the board of directors on September 3, 2003. No explanation has been given.


CODE OF ETHICS

The Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company believes its limited size, resources, and current level of activity render a code of ethics cumbersome and unnecessary.


ITEM 10. EXECUTIVE COMPENSATION.

The following table summarizes all compensation awarded to, earned by, or paid to the chief executive officer of the Company and other executive officers (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company for each of the Company's last three fiscal years. No other executive officer of the Company received total salary and bonus in excess of $100,000 during any of the last three fiscal years.

----------------------------------------------------------------------------------------------------------------------
                           SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------------------
                                                                   Long Term Compensation
----------------------------------------------------------------------------------------------------------------------
                              Annual Compensation                    Awards               Payouts
----------------------------------------------------------------------------------------------------------------------
   Name and     Year   Salary    Bonus($) Other Annual     Restricted      Securities    LTIP           All Other
  Principle              ($)              Compensation        Stock        Underlying    Payouts    Compensation ($)
   Position                                    ($)        Award(s) ($)    Options/SARs      ($)
                                                                              (#)
----------------------------------------------------------------------------------------------------------------------
  C. Gabrys,    2003      0        0            0               0              0             0              0
 President &    2002      0        0            0               0              0             0              0
   CEO (1)      2001      0        0            0               0            17,500          0              0
----------------------------------------------------------------------------------------------------------------------
 J. Bloomer,    2003      0        0            0               0              0             0              0
 President &    2002      0        0            0               0              0             0              0
   CEO (2)      2001      0        0            0               0            17,500          0              0
----------------------------------------------------------------------------------------------------------------------
   D. Mee,      2003      0        0            0               0              0             0              0
 President &
    CEO(3)
----------------------------------------------------------------------------------------------------------------------
 S. Kostiuk,    2003      0        0            0               0              0             0              0
 Secretary &    2002      0        0            0               0              0             0              0
  Treasurer     2001      0        0            0               0            15,000          0              0
----------------------------------------------------------------------------------------------------------------------







(1) Resigned on January 20, 2003
(2) Resigned subsequent to December 31, 2003.
(3) Appointed subsequent to December 31, 2003.

The following table sets forth information concerning each exercise of stock options (or tandem SARs) and freestanding SARs during fiscal 2003 by each of the Named Executive Officers and the value at December 31, 2003 of unexercised options and SARs held by the Named Executive Officers:

----------------------------------------------------------------------------------------------------------------------
                  AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
----------------------------------------------------------------------------------------------------------------------
          Name            Shares Acquired   Value Realized ($)       Number of Securities       Value of Unexercised
                          on Exercise (#)                           Underlying Unexercised          In-the Money
                                                                  Options/SARs at FY-End (#)      Options/SARs at
                                                                                                     FY-End ($)


                                                                  Exercisable/Unexercisable   Exercisable/Unexercisable
----------------------------------------------------------------------------------------------------------------------
       C. Gabrys                 0                   0                        0                         0/0
----------------------------------------------------------------------------------------------------------------------
       J. Bloomer                0                   0                   11,666/5,834                   0/0
----------------------------------------------------------------------------------------------------------------------
         D. Mee                  0                   0                        0                         0/0
----------------------------------------------------------------------------------------------------------------------
       S. Kostiuk                0                   0                   10,000/5,000                   0/0
----------------------------------------------------------------------------------------------------------------------


COMPENSATION OF DIRECTORS

There is no arrangement for the compensation of directors.


EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

There are currently no employment agreements between the Company and any of its named executive officers.


REPORT ON REPRICING OF OPTIONS/SARs

During the fiscal year ended December 31, 2003, the Company did not adjust or amend the exercise price of stock options or SARs previously awarded to any of the Named Executive Officers


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the information as at December 31, 2003 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

                                      EQUITY COMPENSATION PLAN INFORMATION

----------------------------------------------------------------------------------------------------------------------
Plan category                   Number of securities to be    Weighted-average exercise      Number of securities
                                  issued upon exercise of       price of outstanding        remaining available for
                                   outstanding options,         options, warrants and        future issuance under
                                    warrants and rights                rights              equity compensation plans
                                                                                             (excluding securities
                                            (a)                          (b)               reflected in column (a))

                                                                                                      (c)
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans                    0                            0                            0
approved by security holders
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans not             32,500                        $1.00                       87,500
approved by security holders
----------------------------------------------------------------------------------------------------------------------
Total                                     32,500                        $1.00                       87,500
----------------------------------------------------------------------------------------------------------------------

The Company's 2001 Stock Option Plan (the "Plan) was established to provide equity incentives to employees, including officers, non-employee members of the board of directors of the Company, and other eligible persons to provide a means through which the Company may attract able persons to serve the Company, by granting such persons options to purchase shares of stock of the Company. The Plan permits the granting of incentive stock options and non-qualified stock options. The maximum number of common shares that may be issued pursuant to options granted under this Plan is 120,000 common shares. The exercise price of an option is established by the fair market value of the common shares of the Company on the date of which the option is granted.

(a) Security ownership of certain beneficial owners.

The following table sets forth information, as of March 30, 2004, for any person (including any "group") who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities:

----------------------------------------------------------------------------------------------------------------------
             (1)                            (2)                          (3)                          (4)
----------------------------------------------------------------------------------------------------------------------
        Title of Class                   Name and                    Amount and                Percent of Class
                                Address of Beneficial Owner   Nature of Beneficial Owner
----------------------------------------------------------------------------------------------------------------------
        Common Shares                Elaine L. Collins                 40,150                        7.24
                                    535 Westgate Drive
                                      Napa, CA 94558
----------------------------------------------------------------------------------------------------------------------
        Common Shares              Paradon Capital, Inc.               277,000                       49.97
                                 30E Lower Halcyon Heights
                                   Lascelles, St. James
                                       Barbados, S10
                                        West Indies
----------------------------------------------------------------------------------------------------------------------


(b) Security ownership of management.

The following table sets forth information, as of March 30, 2004, as to each class of equity securities of the Company beneficially owned by all directors, each of the Named Executive Officers, and directors and executive officers of the registrant as a group. Shown in column (3) is the total number of shares beneficially owned and in column (4) the percent of class so owned. Beneficial ownership has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended. Generally, a person is deemed to be the beneficial owner of a security if he has the right to acquire voting or investment power within 60 days of the date of this Report.

----------------------------------------------------------------------------------------------------------------------
             (1)                            (2)                          (3)                          (4)
----------------------------------------------------------------------------------------------------------------------
        Title of Class                   Name and                    Amount and                Percent of Class
                               Address of Beneficial Owner    Nature of Beneficial Owner
----------------------------------------------------------------------------------------------------------------------
        Common Shares                 Joel K. Bloomer                53,406 (1)                      9.63
                                    535 Westgate Drive
                                      Napa, CA 94558
----------------------------------------------------------------------------------------------------------------------
        Common Shares                  Scott Kostiuk                 10,000 (2)                      1.80
                                 27 Alexander Street, #706
                                  Vancouver, B.C. V6A 1B2
                                          Canada
----------------------------------------------------------------------------------------------------------------------
        Common Shares                  Dennis W. Mee                      0                            0
                                15015 Victoria Avenue, #601
                                 White Rock, B.C. V4B 1G2
                                          Canada
----------------------------------------------------------------------------------------------------------------------
        Common Shares                   Ken Thorpe                        0                            0
                                     10841 Cherry Lane
                                     Delta BC V4E 3L7
                                          Canada
----------------------------------------------------------------------------------------------------------------------
                                  Directors and Executive              63,406                        11.44
                                    Officers as a group
----------------------------------------------------------------------------------------------------------------------

(1) Includes 11,666 shares Mr. Bloomer has the right to acquire within sixty days from options and 40,150 shares owned by Mr. Bloomer's spouse, Elaine
     L. Collins.

(2) Includes 10,000 shares Mr. Kostiuk has the right to acquire within sixty days from options.


(c) As of March 30, 2004, there are no arrangements that may result in a change in control of the Company.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In December 2001, the Company converted advances to three officers (stockholders) of the Company into interest bearing notes receivable. The notes bear interest at 7% per annum, with interest payable quarterly. On December 31, 2002, $80,000 in notes receivable were sold to officers (stockholders) in exchange for a reduction in advances from these officers (stockholders). The sale of notes resulted in the Company recording a charge of $57,027 for forgiveness of notes receivable. The outstanding principal notes receivable balance of $40,000 at December 31, 2002 was due on December 31, 2003 and has not been renewed, nor has it been paid.

On September 11, 2003, the Company completed the sale of its intellectual property to Cobalt Energy, LLC. Pursuant to the Sales Agreement, Cobalt Energy, LLC assumed $101,901 of debt owed to J. Michael Neary, the Company's former patent attorney.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are included herein:

Exhibit  Description
-------  ---------------------------------------------------------------------

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

3.4 By-Laws of Indigo Energy, Inc. (incorporated by reference to the Company's Registration Statement on Form SB-2 (Commission File Number 333-42026), filed on July 21, 2000)

3.5      Amendment to Certificate of Incorporation to Indigo Energy, Inc.

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

31.1 Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

31.2     Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of
         1934.

32 Certifications Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.


(b) Reports on Form 8-K filed during the quarter ended December 31, 2003:

          (1) Report dated September 2, 2003 announcing the amendment of the Articles of Incorporation of the Company to change our name to Global Wireless Satellite Networks (USA), Inc., the consolidation of the common stock of the Company on a 1:10 basis, the ratification of the sale of the Company's intellectual property to Cobalt Energy, LLC., and the appointment of Ken Thorpe and Dennis W. Mee to the board of directors.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees for services Tedder, James, Worden & Associates, P.A. provided during fiscal years 2003 and 2002:

                                                2003             2002
                                                ------           ------

         Audit Fees (1)                         $12,725          $6,250
         Audit-related fees (2)                 $0               $0
         Tax fees (3)                           $0               $0
         All other fees (4)                     $0               $0

         Total                                  $12,725          $6,250


(1) Represents fees for professional services provided in connection with the audit of the Company's annual financial statements and review of Company's quarterly financial statements.

(2) During 2003 and 2002, the Company did not incur fees for assurance services related to the audit of the Company's financial statements, which services would be reported in this category.

(3) During 2003 and 2002, the Company did not incur any fees for services and advice provided in connection with preparation of federal and state tax returns.

(4) During 2003 and 2002, the Company did not incur any other fees related to the Company's financial statements.

Generally, the board of directors approves in advance audit and non-audit services to be provided by Tedder, James, Worden & Associates, P.A. In other cases, in accordance with Rule 2-01(c)(7) of Securities and Exchange Commission Regulation S-X, the board of directors has delegated pre-approval authority to the Company's Secretary & Treasurer for matters which arise or otherwise require approval between regularly scheduled meetings of the board of directors, provided that the Secretary & Treasurer report such approvals to the board of directors at the next regularly scheduled meeting of the board of directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               GLOBAL WIRELESS SATELLITE NETWORKS (USA), INC.


      Date:  April 13, 2004    /s/ Dennis W. Mee
                               ---------------------------
                               Dennis W. Mee
                               President & Chief Executive Officer


      Date:  April 13, 2004    /s/ Scott Kostiuk
                               ---------------------------
                               Scott Kostiuk
                               Secretary & Treasurer and Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Joel K. Bloomer
-------------------------------------
Joel K. Bloomer, Director                      Date: April 13, 2004



-------------------------------------
Ken Thorpe, Director                           Date:


/s/ Dennis W. Mee
-------------------------------------
Dennis W. Mee, Director                        Date: April 13, 2004


/s/ Scott Kostiuk
-------------------------------------
Scott Kostiuk, Director                        Date: April 13, 2004