Form 10QSB
period 2004-03-31
GLOBAL WIRELESS SATELLITE NETWORKS USA INC
filed 2004-05-17
CIK 1118629

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2004.


       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _________________ to _________________


                             Commission File Number


                 GLOBAL WIRELESS SATELLITE NETWORKS (USA), INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


                 DELAWARE                               13-4105842
----------------------------------           -----------------------------------
 (State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

                            PO BOX 2524 STN TERMINAL
                                 VANCOUVER, B.C
                     ---------------------------------------
                    (address of principal executive offices)

                                     V6B 3W8
                                   ----------
                                   (Zip Code)


                    Issuer's telephone number (604) 669-6261


         ---------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal year, if Changed
                               Since Last Report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of May 14, 2004, 1,054,334 shares of the issuer's common stock, par value $0.001 per share, were outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes   [ ]  No [ X ]

TABLE OF CONTENTS
PART 1 - FINANCIAL INFORMATION                                                       3
       Item 1     FINANCIAL STATEMENTS (UNAUDITED)                                   3
       Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION          8
       Item 3.    CONTROLS AND PROCEDURES                                            8

PART II - OTHER INFORMATION
       Item 1.    LEGAL PROCEEDINGS                                                  9
       Item 5.    OTHER INFORMATION                                                  9
       Item 6.    EXHIBITS AND REPORTS ON FORM 8-K                                   9

SIGNATURES                                                                          10

                 GLOBAL WIRELESS SATELLITE NETWORKS (USA), INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS
                      FOR THE QUARTER ENDED MARCH 31, 2004


PART 1.     FINANCIAL INFORMATION

            ITEM 1.     FINANCIAL STATEMENTS

                        INTERIM BALANCE SHEET (UNAUDITED) AS OF MARCH 31, 2004

                        INTERIM STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 AND CUMULATIVE FOR THE PERIOD FROM MARCH 8, 2000 (INCEPTION) TO MARCH 31, 2004

                        INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 AND CUMULATIVE FOR THE PERIOD FROM MARCH 8, 2000 (INCEPTION) TO MARCH 31, 2004

                        NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

GLOBAL WIRELESS SATELLITE NETWORKS (USA), INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET
(UNAUDITED)


                                                                                  March 31, 2004
                                                                                -----------------
Assets                                                                          $        -
------                                                                          ==============

Liabilities and Stockholders' Deficit
-------------------------------------
Current liabilities:
         Accounts payable                                                              174,836
         Advances from officers and stockholders                                        49,492
                                                                                --------------

                  Total current liabilities                                            224,328

Stockholders' deficit
         Preferred stock, $0.001 par value, 10,000,000
                  shares authorized, no shares issued and outstanding                    -
         Common stock, $0.001 par value, 90,000,000 shares
                  authorized, 554,334 shares issued and outstanding                        554
         Additional paid-in capital                                                  1,073,650
         Deficit accumulated during the development stage                           (1,258,532)
         Notes receivable from officer and stockholder                                (40,000)
                                                                                --------------

                  Total stockholders' deficit                                        (224,328)
                                                                                --------------

                  Total liabilities and stockholders' deficit                   $        -
                                                                                ==============



                See accompanying notes to financial statements.

GLOBAL WIRELESS SATELLITE NETWORKS (USA), INC.
(A DEVELOPMENT STAGE COMPANY)

INTERIM STATEMENTS OF OPERATIONS
(with cumulative figures from inception)
(UNAUDITED)

                                                                                                          Cumulative for
                                                                                                          the period from
                                                     For the Three              For the Three             March 8, 2000
                                                     Months Ended               Months Ended              (inception) to
                                                     March 31, 2004             March 31, 2003            March 31, 2004
                                                     --------------             --------------            --------------
Revenue                                              $       -                  $        -                $         -

Expenses:
         Research and development expenses                                                                     397,115
         General and administrative expenses              10,174                      13,794                   732,833
         Interest expense                                    -                           -                      68,071
         Depreciation                                        -                           -                       1,762
         Forgiveness of notes receivable
                  from officers and directors                -                           -                      57,027
         Write-off of patent expenses                        -                           -                     112,952
         Impairment of fixed assets                          -                           -                       3,498
                                                     -----------                -------------              -----------

                  Total expenses                          10,174                      13,794                 1,373,258

Gain on sale of intellectual property                         -                            -                   106,901
Interest income                                            2,000                           -                     7,825
                                                     -----------                -------------              -----------

                  Net loss                                (8,174)                    (13,794)              (1,258,532)
                                                     ============               =============              ===========

Basic and diluted net loss per common share           $    (0.02)               $      (0.01)
                                                     ============               =============

Weighted average common shares outstanding:
         basic and diluted                               554,326                   1,201,326
                                                     ============               =============




                See accompanying notes to financial statements.

GLOBAL WIRELESS SATELLITE NETWORKS (USA), INC.
(A DEVELOPMENT STAGE COMPANY)

INTERIM STATEMENTS OF CASH FLOWS
(with cumulative figures from inception)
(UNAUDITED)

                                                                                                          Cumulative for
                                                                                                          the period from
                                                                       For The Three    For The Three     March 8, 2000
                                                                       Months Ended     Months Ended      (inception) to
                                                                       March 31, 2004   March 31, 2003    March 31, 2004
                                                                       --------------   --------------    --------------
Cash flows from operating activities:
     Net loss                                                          $ (8,174)          (13,794)           (1,258,532)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
           Depreciation of equipment                                          -              -                    1,762
           Write-off patent costs                                             -              -                  112,952
           Impairment of fixed assets                                         -              -                    3,498
           Assumption of legal fees by Cobalt Energy, LLC                     -              -                 (100,901)
           Forgiveness of notes receivables
             from officers and stockholders                                   -              -                   57,027
           Value of services contributed to the Company
             by certain executive officers                                    -              -                  187,500
           Consulting fee paid by issuance of
             common stock                                                     -              -                   79,000
           Receivable - interest due from officer                             -              -                   (2,100)
           Interest expense paid by issuance of common stock                  -              -                   60,000
Changes in assets and liabilities:
           Increase (decrease) in accounts payable                       (2,621)            3,385               403,190
                                                                     -----------        -----------           ----------

                  Net cash used in operating activities                 (10,795)          (10,409)             (456,604)

Cash flows from investing activities:
     Purchase of equipment                                                    -              -                   (5,260)
     Payments of patent application costs                                     -              -                 (112,952)
     Advances to officers and stockholders                                    -              -                 (116,599)
                                                                    ------------        -----------           ----------

                  Net cash used in investing activities                       -              -                 (234,811)

Cash flows from financing activities:
     Proceeds from issuance of common stock, net                              -              -                  621,106
     Proceeds from convertible note payable                                   -              -                  100,000
     Advances from consulting firm                                            -              -                   10,900
     Advances from officers and stockholders                             10,795             9,077                60,264
     Payments for expenses of public offering                                 -              -                 (100,855)
                                                                    ------------         -----------          ----------

                  Net cash provided by financing activities              10,795             9,077               691,415
                                                                    ------------         ------------         ----------

                  Net decrease in cash                                        -            (1,332)                    -

Cash, at beginning of period                                                  -             1,415                     -
                                                                    ------------         ------------         ----------

Cash, at end of period                                            $           -                83                     -
                                                                   =============         =============        ==========

Supplemental schedule of non-cash financing activities:
     Conversion of convertible notes and accrued interest to
        common stock                                              $           -                 -               160,000
                                                                   -------------         -----------          ----------


     Conversion of accounts payable to common stock               $           -                 -               127,453
                                                                   -------------         ------------         ----------


During 2003, $10,900 was reclassified from advances from consulting firm to advances from officers and stockholders as a result of an officer/shareholder assuming a liability on behalf of the Company



               See accompanying notes to financial statements.

GLOBAL WIRELESS SATELLITE NETWORKS (USA), INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2004 and 2003

NOTE 1.  STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited condensed financial statements as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 and the cumulative period from March 8, 2000 (Inception) to March 31, 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, the condensed financial statements do not include all the information and notes to the financial statements required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of Global Wireless Satellite Networks (USA), Inc.'s financial position, results of operations, and cash flows for the periods presented. These results have been determined on the basis of accounting principles generally accepted in the United States of America and applied consistently with those used in the preparation of the Company's 2003 financial statements.

The results of operations for the interim periods ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with the December 31, 2003 financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

NOTE 4.  NET INCOME (LOSS) PER SHARE

Net income (loss) per common share was calculated under SFAS No. 128, "Earnings per Share." Basic net income (loss) per share is computed by dividing the net loss by the weighted average outstanding shares of 554,326 and 1,201,326 for the three months ended March 31, 2004 and 2003, respectively. Inasmuch as the Company has incurred losses, the effect of dilutive securities has been excluded from the computation, as they are antidilutive.

NOTE 5.  SUBSEQUENT EVENTS

In April, 2004, the president of the company resigned.

On May 6, 2004, the board of directors for the Company elected a new president of the Company and authorized the issuance of 500,000 shares of the Company's common stock to Paradon Capital Inc. to settle an outstanding debt of $40,000. The board also approved the cancellation of 32,500 stock options of the current officers of the Company.

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

Off-Balance Sheet Arrangements
------------------------------

The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

Item 3. Controls and Procedures

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

During the period covered by this report, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

During the quarter  ended March 31, 2004,  Global  Wireless  Satellite  Networks
(USA), Inc. was not a party to any pending legal proceeding nor was its property the subject of a pending legal proceeding.


Item 5. Other Information

On April 15, 2004 , Dennis W. Mee resigned as director, President and CEO.
There was no disagreement with Global Wireless Satellite Networks (USA), Inc. on any matter relating to the Company's operations, policies or practices.

On May 6, 2004, Scott Kostiuk was elected President by the Board of Directors. At the same time, the Company accepted the offer of Scott Kostiuk and Joel Bloomer to terminate their stock options granted August 11, 2001. Also, the Company agreed to issue 500,000 shares to Paradon Capital, Inc. to settle an outstanding debt of $40,000.

On May 10, 2004, Ken Thorpe was removed from the Board of Directors through majority consent of the shareholders.


Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are included herein:

     Exhibit      Description

     31.1 Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
     32 Certifications Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.


(b) Reports on Form 8-K filed during the quarter ended March 31, 2004:

1. On January 30, 2004, the Company announced the acquisition of Global Wireless Satellite Networks, Inc.; and
2. On March 24, 2004, the Company announced the rescission of the agreement to acquire Global Wireless Satellite Networks, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  GLOBAL WIRELESS SATELLITE NETWORKS (USA), INC.


                  Date: May 17, 2004            /s/ Scott Kostiuk
                                                ---------------------------
                                                Scott Kostiuk
                                                President, Secretary & Treasurer
                                                Chief Executive Officer and
                                                Chief Financial Officer

Exhibit 31.1 Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934




 I, Scott Kostiuk, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Global Wireless Satellite Networks (USA), Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.  Designed  such internal  control over  financial  reporting,  or caused such
    internal  control  over  financial   reporting  to  be  designed  under  our
    supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.  The  small  business  issuer's  other  certifying   officer(s)  and  I  have
    disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.



Date: May 17, 2004

/s/ Scott Kostiuk
------------------
Chief Executive Officer and Chief Financial Officer

Exhibit 32: Certification(s) Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934




                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)



In connection with the Quarterly  Report of Global Wireless  Satellite  Networks
(USA), Inc., a Delaware corporation (the "Company"), on Form 10-QSB for the period ending March 31, 2004, as filed with the Securities and Exchange Commission (the "Report"), Scott Kostiuk, Chief Executive Officer and Chief Financial Officer of the Company, does hereby certify, pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350), that to his knowledge:



(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and



(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Scott Kostiuk
---------------------
Scott Kostiuk
Chief Executive Officer and Chief Financial Officer

May 17, 2004