Form 10QSB
period 2004-06-30
GLOBAL WIRELESS SATELLITE NETWORKS USA INC
filed 2004-08-20
CIK 1118629

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-QSB


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 2004.


      [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _________________ to _________________


                             Commission File Number


                 GLOBAL WIRELESS SATELLITE NETWORKS (USA), INC.
                 (Name of small business issuer in its charter)


           DELAWARE                                     13-4105842
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)



                                64 KNIGHTSBRIDGE
                                  LONDON, U.K.
                    (address of principal executive offices)


                                      SW1X
                                   (Zip Code)


                 Issuer's telephone number 011-44-7979-057-708


                            PO BOX 2524 STN TERMINAL
                             VANCOUVER, B.C V6B 3W8
        (Former Name, Former Address and Former Fiscal year, if Changed
                               Since Last Report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of August 19, 2004, 1,054,334 shares of the issuer's common stock, par value $0.001 per share, were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [_]  No [X]

TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION                                          3
     Item 1 FINANCIAL STATEMENTS (UNAUDITED)                            3
     Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION   10
     Item 3.CONTROLS AND PROCEDURES                                     10

PART II - OTHER INFORMATION
     Item 5.OTHER INFORMATION                                           11
     Item 6.EXHIBITS AND REPORTS ON FORM 8-K                            11

SIGNATURES                                                              12

              GLOBAL WIRELESS SATELLITE NETWORKS (USA), INC.
                       (A DEVELOPMENT STAGE COMPANY)

                           FINANCIAL STATEMENTS
                    FOR THE QUARTER ENDED JUNE 30, 2004


PART 1. FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS

                INTERIM BALANCE SHEET (UNAUDITED) AS OF JUNE 30, 2004

                INTERIM STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2004 AND 2003 AND CUMULATIVE FOR THE PERIOD FROM MARCH 8, 2000 (INCEPTION) TO JUNE 30, 2004

                INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2004 AND 2003 AND CUMULATIVE FOR THE PERIOD FROM MARCH 8, 2000 (INCEPTION) TO JUNE 30, 2004

                NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

GLOBAL WIRELESS SATELLITE NETWORKS (USA), INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET
(UNAUDITED)

                                                                   June 30, 2004
                                                                   ------------

                                     ASSETS
                                     ------

           Total assets                                            $         --
                                                                   ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------

Current liabilities:

      Accounts payable                                             $    198,074
      Advances from officers and
      stockholders                                                        7,613
                                                                   ------------

           Total current liabilities                                    205,687

Stockholders' deficit:
      Preferred stock, $0.001 par value, 10,000,000 shares
           authorized, no shares issued and outstanding                      --
      Common stock, $0.001 par value, 90,000,000 shares
           authorized, 1,054,326 shares issued and outstanding            1,054

      Additional paid-in capital                                      1,113,150
      Deficit accumulated during the development stage               (1,279,891)
      Note receivable from officer and stockholder                      (40,000)
                                                                   ------------


           Total stockholders' deficit                                 (205,687)
                                                                   ------------

           Total liabilities and stockholders' deficit             $         --
                                                                   ============


See accompanying notes to the financial statements.

GLOBAL WIRELESS SATELLITE NETWORKS (USA), INC.
(A DEVELOPMENT STAGE COMPANY)

INTERIM STATEMENTS OF OPERATIONS
(with cumulative figures from inception)
(UNAUDITED)


                                                                                                                    CUMULATIVE FOR
                                             THREE MONTH       THREE MONTH        SIX MONTH         SIX MONTH      THE PERIOD FROM
                                             PERIOD ENDED      PERIOD ENDED      PERIOD ENDED      PERIOD ENDED     (INCEPTION TO)
                                               JUNE 30,          JUNE 30,          JUNE 30,          JUNE 30,          JUNE 30,
                                                 2004              2003              2004              2003              2004
                                            --------------    --------------    --------------    --------------    --------------
Revenue                                     $           --                --                --                --                --

Expenses:
    Research and development expenses                   --                --                --                --           397,115
    General and administrative expenses             23,359            17,996            33,533            31,790           756,192
    Interest expense                                    --                --                --                --            68,071
    Depreciation                                        --                --                --                --             1,762
    Forgiveness of notes receivable
           from officers and stockholders               --                --                --                --            57,027
    Write-off  of patent costs                          --                --                --                --           112,952
    Impairment of fixed assets                          --                --                --                --             3,498
                                            --------------    --------------    --------------    --------------    --------------


           Total expenses                           23,359            17,996            33,533            31,790         1,396,617

Gain on sale of intellectual property                   --                --                --                --           106,901
Interest income                                      2,000                --             4,000                --             9,825
                                            --------------    --------------    --------------    --------------    --------------

           Net income (loss)                       (21,359)          (17,996)          (29,533)          (31,790)       (1,279,891)
                                            ==============    ==============    ==============    ==============    ==============

Net income (loss) per common
share:
    Basic and diluted                       $        (0.02)            (0.01)   $        (0.04)            (0.03)
                                            ==============    ==============    ==============    ==============

Weighted average common
    shares outstanding:
           Basic and diluted                       862,019         1,201,326           708,172         1,201,326
                                            ==============    ==============    ==============    ==============


See accompanying notes to the financial statements.

GLOBAL WIRELESS SATELLITE NETWORKS (USA), INC.
(A DEVELOPMENT STAGE COMPANY)

INTERIM STATEMENTS OF CASH FLOWS
(with cumulative figures from inception)
(UNAUDITED)

                                                                                                               CUMULATIVE FOR
                                                                                                               THE PERIOD FROM
                                                                              SIX MONTH        SIX MONTH         MARCH 8, 2000
                                                                             PERIOD ENDED     PERIOD ENDED      (INCEPTION) TO
                                                                               JUNE 30,         JUNE 30,           JUNE 30,
                                                                                 2004             2003               2004
                                                                            --------------    --------------    --------------
Cash flows from operating activities:
             Net income (loss)                                              $      (29,533)          (31,790)       (1,279,891)
             Adjustments to reconcile net income (loss) to net cash
                used in operating activities:
                  Depreciation of equipment                                             --                --             1,762
                  Write-off of patent costs                                             --                --           112,952
                  Impairment of fixed assets                                            --                --             3,498
                  Assumption of legal fees by Cobalt Energy, LLC                        --                --          (100,901)
                  Forgiveness of notes receivables
                    from officers and stockholders                                      --                --            57,027
                  Value of services contributed to the Company
                    by certain executive officers                                       --                --           187,500
                  Consulting fee paid by issuance of common stock                       --                --            79,000
                  Receivable - interest due from officer                                --                --            (2,100)
                  Interest expense paid by issuance of common stock                     --                --            60,000
             Changes in assets and liabilities:
                  Increase in prepaid expenses                                          --            (6,000)               --
                  Increase in bank overdraft                                            --               855                --
                  Increase in accounts payable                                      20,617            19,818           426,428
                  Increase in deferred revenue                                          --             6,000                --
                                                                            --------------    --------------    --------------

                                Net cash used in operating activities               (8,916)          (11,117)         (454,725)

Cash flows used in investing activities:
             Purchase of equipment                                                      --                --            (5,260)
             Payments of patent application costs                                       --                --          (112,952)
             Advances to officers and stockholders                                      --                --          (116,599)
                                                                            --------------    --------------    --------------

                                Net cash used in investing activities                   --                --          (234,811)

Cash flows from financing activities:
             Proceeds from issuance of common stock, net                                --                --           621,106
             Proceeds from convertible note payable                                     --                --           100,000
             Advances from consulting firm                                              --                --            10,900
             Advances from officers and stockholders                                 8,916             9,702            58,385
             Payments for expenses of public offering                                   --                --          (100,855)
                                                                            --------------    --------------    --------------

                                Net cash provided by financing activities            8,916             9,702           689,536
                                                                            --------------    --------------    --------------

                                Net increase (decrease) in cash                         --            (1,415)               --

Cash, at beginning of year                                                              --             1,415                --
                                                                            --------------    --------------    --------------

Cash, at end of year                                                        $           --                --                --
                                                                            ==============    ==============    ==============

Supplemental information about cash payments is as follows:
             Cash payments of interest                                      $           --                --                --
                                                                            ==============    ==============    ==============

Supplemental schedule of non-cash financing activities:
             Conversion of convertible notes and accrued
                 interest to common stock                                   $           --                --           160,000
                                                                            ==============    ==============    ==============

             Conversion of accounts payable to common stock                 $           --                --           127,453
                                                                            ==============    ==============    ==============

During 2003, $10,900 was reclassified from advances from consulting firm to advances from officers and stockholders as a result of an officer/ shareholder assuming a liability on behalf of the Company.

During 2004, the Company issued 500,000 common shares to repay a liability to
             Paradon Capital Inc., a shareholder, in the amount of $40,000.


See accompanying notes to the financial statements.

GLOBAL WIRELESS SATELLITE NETWORKS (USA), INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2004 and 2003

NOTE 1.     STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited condensed financial statements as of June 30, 2004 and for the three and six month periods ended June 30, 2004 and 2003 and the cumulative period from March 8, 2000 (Inception) to June 30, 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, the condensed financial statements do not include all the information and notes to the financial statements required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of Global Wireless Satellite Networks (USA), Inc.'s financial position, results of operations, and cash flows for the periods presented. These results have been determined on the basis of accounting principles generally accepted in the United States of America and applied consistently with those used in the preparation of the Company's 2003 financial statements.

The results of operations for the interim periods ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with the December 31, 2003 financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

NOTE 4.     NET INCOME (LOSS) PER SHARE

Net income (loss) per common share was calculated under SFAS No. 128, "Earnings per Share." Basic net income (loss) per share is computed by dividing the net loss by the weighted average outstanding shares of 708,172 and 1,201,326 for the six month periods ended June 30, 2004 and 2003, respectively, and 862,019 and 1,201,362 for the three month periods ended June 30, 2004 and 2003, respectively. Inasmuch as the Company has incurred losses, the effect of dilutive securities has been excluded from the computation, as they are antidilutive.

NOTE 5.     STOCK BASED COMPENSATION - PRO FORMA NET LOSS

The Company accounts for its stock option plans using the intrinsic value based method of accounting, under which no compensation expense has been recognized for stock option awards granted at fair market value. For purposes of pro forma disclosures under FAS 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock-Based Compensation--Transition and Disclosure, the estimated fair value of the stock options is amortized to compensation expense over the options' vesting period. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

NOTE 5.     STOCK BASED COMPENSATION - PRO FORMA NET LOSS, CONTINUED

     For the three months ended June 30,                          2004           2003
     ------------------------------------------------------------------------------------
     Net loss applicable to common stock, as reported       $  (21,359)    $  (17,996)

     Deduct: Total stock-based employee compensation
       expense determined under fair value based method
       for all awards, net of related tax effects                    0        (12,113)
     ------------------------------------------------------------------------------------
     Pro forma net loss                                     $  (21,359)    $  (30,109)

     Basic loss per common share as reported                $    (0.02)    $    (0.01)
     Basic loss per common share pro forma                  $    (0.02)    $    (0.03)

     For the six months ended June 30,                            2004           2003
     ------------------------------------------------------------------------------------

     Net loss applicable to common stock, as reported
                                                            $  (29,533)    $  (31,790)

     Deduct: Total stock-based employee compensation
       expense determined under fair value based method
       for all awards, net of related tax effects              (10,972)       (28,332)
     ------------------------------------------------------------------------------------

     Pro forma net loss                                     $  (40,505)    $  (60,122)

     Basic loss per common share as reported                $    (0.04)    $    (0.03)
     Basic loss per common share pro forma                  $    (0.06)    $    (0.05)

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model based on the following assumptions:

     For the six months ended June 30,                            2004           2003
     ------------------------------------------------------------------------------------

     Risk free interest rate                                      5.04%          5.04%
     Expected life                                            10 years       10 years
     Expected volatility                                             0%             0%
     Dividend yield                                                0.0            0.0


NOTE 6.     SUBSEQUENT EVENTS

In July 2004, the company entered into a consulting agreement, (the "Consulting Agreement") to find a suitable merger candidate for the Company. The Consulting Agreement calls for the issuance of 1% of the total shares issued in connection with a successful merger, not to exceed 1,000,000 shares. For a period of 12 months following the date of the merger transaction, if the Company sells or issues shares of common stock at a per share value less than the per share value determined during the merger transaction, the consultant shall have anti-dilution rights for the difference. The Consulting Agreement also outlines certain rights in the event of a registration of shares by the Company on a Form S-4 or S-8. The Consulting Agreement may be cancelled at any time by the consultant given a 90 day notice. The Company can terminate the Consulting Agreement with a 90 day notice if there is cause as defined in the Consulting Agreement.

On July 27, 2004, Hemingway Corporate Ventures, S.A., a British Virgin Islands corporation ("Hemingway"), acquired 726,600 shares of Global Wireless Satellite Networks (USA), Inc. ("Company") common stock ("Shares") pursuant to a Stock Purchase Agreement among Hemingway, Paradon Capital, Inc. ("Paradon") and Mr. Barry Russell (the "Agreement"). Pursuant to the Agreement, Paradon sold the Shares directly to Hemingway.

The current number of issued and outstanding shares of the Company is 1,054,334. Consequently, as a result of Hemingway's acquisition, it is now considered a control person of the Company.

In August 2004, the Company settled outstanding invoices to a debtor of approximately $115,000 for approximately $57,000.

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

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On July 28, 2004, the Company agreed to pay the Company's former attorneys, KMZ Rosenman, $57,142.50 to settle a trade liability of approximately $115,000. In August of 2004, KMZ Rosenman released the Company from any and all actions.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included herein:

   Exhibit  Description

   31.1 Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
   32.1 Certifications Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.

(b) No reports on Form 8-K were filed during the quarter ended June 30, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             GLOBAL WIRELESS SATELLITE NETWORKS (USA), INC.


     Date: August 19, 2004   /s/ Scott Kostiuk
                             ---------------------------
                             Scott Kostiuk
                             President, Secretary & Treasurer
                             Chief Executive Officer and Chief Financial Officer