Form 10QSB
period 2004-09-30
GLOBAL WIRELESS SATELLITE NETWORKS USA INC
filed 2004-11-22
CIK 1118629

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549
                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                         OF THE SECURITIES EXCHANGE ACT
                        OF 1934 For the quarterly period
                            ended September 30, 2004
                        Commission file number 000-32467
                 Global Wireless Satellite Networks (USA), Inc.

        (Exact name of small business issuer as specified in its charter)


          Delaware                                      13-4105842
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

                                13 Malcolm Court
                               Mount Waverly, 3149
                               Victoria, Australia
                    (Address of principal executive offices)

                                011-613-9888-3400
                           (Issuer's telephone number)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

The number of shares of the issuer's outstanding common stock, which is the only class of its common equity, on November 18, 2004 was 85,554,334.

ITEM 1 FINANCIAL STATEMENTS



Description                                                                 Page
                                                                             No.

FINANCIAL INFORMATION:

Financial Statements

Consolidated Balance Sheets at September 30, 2004 (Unaudited)............   F-1

Consolidated Statement of Operations for the Three and Nine Months
Ended September 30, 2004 and 2003 (Unaudited)............................   F-2

Consolidated Statements of Cash Flows for the Nine Months Ended
September 30, 2004 and 2003 (Unaudited) .................................   F-3

Notes to Consolidated Financial Statements (Unaudited)...................   F-4

Item 1. Financial Statements

                 Global Wireless Satellite Networks (USA), Inc.

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                               September 30, 2004


                                     ASSETS


CURRENT ASSETS
   Receivable from Australian government for value added tax       $    192,685
   Inventory of land and related improvements                        77,479,324
   Prepaid expenses                                                      50,216
                                                                   ------------
       Total Current Assets                                          77,722,225

PROPERTY AND EQUIPMENT, net of depreciation                           1,792,985
                                                                   ------------
                                                                   $ 79,515,210

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank overdraft                                                  $    216,565
   Current portion of long-term debt                                  3,385,529
   Accounts payable                                                     452,031
   Accrued expenses                                                     104,587
   Amounts due on properties purchased                               42,443,832
   Australian Federal income tax payable                              1,265,470
                                                                   ------------
       Total Current Liabilities                                     47,868,014

LONG-TERM DEBT
   Mortgages payable                                                 13,872,553
   Amounts due to principal stockholders                             16,884,441
                                                                   ------------
       Total Long-Term Debt                                          30,756,994

STOCKHOLDERS' EQUITY
   Preferred stock $0.01 par value, 10,000,000
       shares authorized, none issued and outstanding
   Common stock $0.001 par value, 90,000,000
      shares authorized, 85,554,334  issued and
      outstanding at September 30, 2004                                  85,554
   Retained earnings                                                    828,064
   Comprehensive loss                                                   (23,416)
                                                                   ------------
                                                                        890,202

                                                                   $ 79,515,210


          See accompanying notes to consolidated financial statements.

                 GLOBAL WIRELESS SATELLITE NETWORKS (USA), INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                                 Three Months                   Nine Months
                                                    Ended                          Ended
                                                 September 30,                  September 30,
                                         -----------------------------------------------------------
                                             2004            2003            2004           2003
                                         -----------------------------------------------------------

NET SALES                                $      6,584    $     15,847    $  2,186,898   $     48,587

COSTS AND EXPENSES
   Cost of sales                                2,475       1,539,781
   General and administrative                 147,128         102,964         119,385        100,075
                                         ------------    ------------    ------------   ------------

       Total Costs and Expenses               149,603         102,964       1,659,166        100,075
                                         ------------    ------------    ------------   ------------
NET OPERATING INCOME (LOSS)                  (143,019)        (87,117)        597,732        (51,488)

OTHER INCOME (EXPENSE)
   Rental income                               21,067          69,286
   Interest income                                115           3,511          27,738          4,050
   Interest expense                           (17,675)        (27,524)
                                         ------------    ------------    ------------   ------------
          Total Other Income                    3,507           3,511          69,500          4,050
                                         ------------    ------------    ------------   ------------
NET  INCOME (LOSS) BEFORE INCOME TAXES        139,512         (83,606)        597,232         47,438

AUSTRALIAN INCOME TAXES                                                       310,561
                                         ------------    ------------    ------------   ------------


NET INCOME (LOSS)                        $   (139,512)   $    (83,606)   $    286,671   $    (47,438)
                                         ============    ============    ============   ============

NET (LOSS) INCOME PER COMMON SHARE

   Basic and diluted                     $      (0.01)   $      (0.01)   $       0.01   $      (0.01)
                                         ============    ============    ============   ============


WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                             85,554,334      85,554,334      85,554,334     85,554,334
                                         ============    ============    ============   ============




          See accompanying notes to consolidated financial statements.

                 GLOBAL WIRELESS SATELLITE NETWORKS (USA), INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                 Nine Months Ended
                                                                    September 30,
                                                               2004             2003

CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) income                                       $    286,671    $    (47,438)
   Changes in operating assets and liabilities:
     Accounts receivable                                                        825,581
     Corporate income tax payable                               309,683         650,022
     Accounts payable                                           214,541           1,723
     VAT taxes payable                                          (92,079)       (409,525)
     Inventory of land and related improvements              (3,712,129)    (49,012,067)
     Prepaid expenses                                           (50,215)
     Accrued expenses                                            97,131           1,690
                                                           ------------    ------------

          Net Cash Used in Operating Activities              (2,946,397)    (47,990,014)
                                                           ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments/amounts due to individuals                      (12,499,631)     36,649,207
   Amounts due to principal stockholders                      7,401,105       7,534,381
   Mortgages payable                                          7,854,766       4,520,073
                                                           ------------    ------------

               Net Cash Provided by Financing Activities      2,756,240      48,703,661
                                                           ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Payments for property and equipment                          (57,106)       (696,963)
                                                           ------------    ------------

          Net Cash Used in Investing Activities                 (57,106)       (696,963)
                                                           ------------    ------------

NET INCREASE IN CASH                                           (247,263)         16,684
NET EFFECT OF CURRENCY RATES                                     (2,060)         (7,627)
CASH, BEGINNING OF PERIOD                                        32,758           5,448
                                                           ------------    ------------
CASH, END OF PERIOD                                        $   (216,565)   $     14,505
                                                           ============    ============

          See accompanying notes to consolidated financial statements.

                 GLOBAL WIRELESS SATELLITE NETWORKS (USA), INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                               September 30, 2004


NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Global Wireless Satellite Networks' (USA), Inc. annual report on Form 10-KSB for the year ended December 31, 2003 and the Form 8K filed in September 2004.

NOTE B -  REVERSE MERGER

On September 4, 2004, the stockholders of Australian agriculture & Property Management Ltd, No. 2 Holdings Pty, Ltd and Victoria Land Development Pty, Ltd (collectively "AAPD") acquired 85,000,000 shares of Global Wireless Satellite Networks (USA), Inc. (the "Company") common stock in an exchange of shares, thereby obtaining control of the company. Subsequent to the acquisition, AAPD controlled 99% of the outstanding common stock of the company. In this connection, AAPD became a wholly owned subsidiary of the Company and its officers and directors replaced the Company's officers and directors. Prior to the acquisition, the Company was a non-operating public shell corporation. Pursuant to Securities and Exchange Commission rules, the merger or acquisition of a private operating company into a non-operating public shell corporation with nominal net assets is considered a capital transaction. Accordingly, for accounting purposes, the acquisition has been treated as an acquisition of AAPD by the Company and a recapitalization of Global Wireless Satellite Networks
(USA), Inc. Since the merger is a recapitalization of Global Wireless Satellite Networks (USA), Inc. and not a business combination, pro-forma information is not presented.

NOTE C -  INVENTORY OF LAND AND RELATED IMPROVEMENTS

The Company purchases large tracks of land for development and future subdivision. During the development stage, the company will complete all the required infrastructure and ready the land for sale to home builders. The cost of development includes land cost and all related professional and construction costs to improve the land and obtain the requisite governmental approvals.

                 GLOBAL WIRELESS SATELLITE NETWORKS (USA), INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                               September 30, 2004


NOTE D - LONG-TERM DEBT

Long-term debt at September 30, 2004 is as follows:

          Mortgages payable                                          $17,258,082
          Amounts due to principal stockholders                       16,884,441
                                                                    ------------
                                                                      34,142,523

          Less current portion of mortgages payable                    3,385,529
                                                                   -------------

                                                                     $30,756,994

The mortgages payable are primarily with an Australian financial institution, RMBL Investment Limited. The mortgages were obtained at various dates. The mortgages are secured by the property and carry interest rates of 12.25% if payments are not made timely and 8.25% if payments are made as scheduled. The principal and interest payments are due quarterly.

The amounts due to principal stockholders are unsecured, interest free, and have no specific repayment provisions. Had the amount been borrowed from a financial institution, average interest expense would approximate $140,000 per year.

NOTE E - AMOUNTS DUE ON PROPERTY PURCHASES

Included in the inventory of land and related improvements at September 30, 2004 are properties valued at $42,433,832 which the Company has under contract to purchase and which the contracts are in various stages of execution. Should the Company not purchase the properties, the Company is subject to penalties including price differential should the seller sell the property at a lower price. Subsequent to September 30, 2004, the Company has settled on properties valued at $9,800,463, has entered into agreements to sell their contracts on properties valued at $15,974,505 and have agreed to settle in 2005 properties valued at $16,658,864.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Annual Report. The discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below.

On September 4, 2004, the Company entered into an agreement with Australian Agriculture & Property Management Ltd., No 2 Holdings Pty Ltd and Victorian Land Development Pty Ltd (collectively, "AAPD") to issue 85,000,000 shares of its common stock, in the aggregate to: (i) the shareholders of AAPD; (ii) Hemingway Corporate Ventures, S.A.; and (iii) various consultants of the Company. As a result, AAPD became wholly-owned subsidiaries of the Company. As of September 30, 2004, the Company has considered this transaction closed from an accounting standpoint, however some administrative matters remain open and should be completed by the end of November 2004.

The AAPD entities are property development companies with significant assets in Australia. As a result of the AAPD merger, the Company is now in the business of land development in Australia and we are currently retaining a local auditing firm to prepare our audited financial statements.

On October 25, 2004, the Company's independent accountant, Tedder, James, Worden & Associates, P.A. resigned as a result of our acquisition of the AAPD entities and the lack of its expertise in the property development business of Australia. There were no disagreements with such firm on any matter of accounting principals or practice, financial statement disclosure, or auditing scope or procedure. We have not retained a replacement independent accounting firm as of the date of this report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of its financial condition and results of operations are based upon the its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.


Item 3.     Controls and Procedures.

      (a) Our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days prior to the filing date of this quarterly report and has concluded that our disclosure controls and procedures are adequate.

      (b) There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      (c) Not applicable

                                     PART II

Item 1. Legal Proceedings
None.

Item 2. Changes in Securities
None

Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
None

Item 5. Other Information
None

Item 6. Exhibits and Reports on Form 8-K

a. Exhibit Index

Exhibit 99.1 Certification of President and Principal Financial Officer

Exhibit 99.2 Certification of President and Principal Financial Officer

b. Reports on Form 8-K

On September 1, 2004, the Company filed an 8-K with the Securities and Exchange Commission with respect to the departure of Mr. Joel Bloomer the Company's sole director and the appointment of Mr. Harry Chauhan as its sole officer and director.

On September 15, 2004, the Company filed an 8-K with the Securities and Exchange Commission with respect to the exchange transaction with AAPD.

On October 25, 2004, the Company filed and 8-K with the Securities and Exchange Commission with respect to the resignation of our independent accountants, Tedder, James, Worden & Associates, P.A.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL WIRELESS SATELLITE NETWORKS (USA), INC.

/s/ Harry Chauhan
--------------------------
Name: Harry Chauhan
Title: President, Chief Financial Officer and Chairman of the Board
Date:  November 22, 2004