Form 10KSB
period 2004-12-31
Australian Agriculture & Property Development CORP
filed 2005-05-19
CIK 1118629

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 000-32467

                       Australian Agriculture and Property
                             Development Corporation
                 (Name of small business issuer in its charter)

       Delaware                                      13-41058242
(Jurisdiction of organization)        (I.R.S. Employer Identification No.)

                      11555 Heron Bay Boulevard, Suite 200
                          Coral Springs, Florida 33076
                    (Address of principal executive offices)

                           Issuer's telephone number:
                                 (954) 603-0522

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                    Common Stock, par value $0.001 per share

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.) Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for the year ending December 31, 2004 were $5,021,135.

As of May 16, 2005 the number of shares outstanding of the Issuer's common stock was 86,054,334.

As of May 16, 2005 the aggregate number of shares held by non-affiliates was approximately 14,983,782.

As of May 16, 2005 the aggregate market value of the Issuer's common stock held by non-affiliates was $44,951,346, based on the average bid and asked price of $3.00 per share as of May 16, 2005.

DOCUMENTS INCORPORATED BY REFERENCE None

                                   FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                      INDEX

                                                                                                                            Page
PART I........................................................................................................................4
   ITEM 1. DESCRIPTION OF BUSINESS............................................................................................4
   ITEM 2. DESCRIPTION OF PROPERTY............................................................................................6
   ITEM 3. LEGAL PROCEEDINGS..................................................................................................7
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.................................................................7
PART II.......................................................................................................................8
   ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS
   ISSUER PURCHASES OF EQUITY SECURITIES......................................................................................8
   ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........................................................8
   ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................................................................13
   ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..............................26
   ITEM 8A. CONTROLS AND PROCEDURES..........................................................................................26
   ITEM 8B. OTHER INFORMATION................................................................................................26
PART III.....................................................................................................................27
   ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE  WITH SECTION
   16(a) OF THE EXCHANGE ACT.................................................................................................27
   ITEM 10. EXECUTIVE COMPENSATION...........................................................................................28
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER
   MATTERS...................................................................................................................29
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................................................................29
   ITEM 13. EXHIBITS.........................................................................................................29
   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................................................................30

                 STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this annual report, references to "Australian Agriculture and Property Development Corporation," "AAPD," "the Company," "we," "us," and "our" refer to Australian Agriculture Property Development Corporation.

Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Business," "Management's Discussion and Analysis or Plan of Operation," and "Risk Factors." They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under US federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Organizational History

         The Company was incorporated in the State of Delaware in March 2000 under the name Indigo Energy, Inc. Pursuant to a Share Exchange Agreement entered into as of September 4, 2004, the Company acquired and now operates through three wholly-owned Australian subsidiaries: (i) Australian Agriculture and Property Management Limited, (ii) No. 2 Holdings Pty. Ltd. and (iii) Victorian Land Holdings Pty. Ltd. At the time of the acquisition, the Company changed its name to Australian Agriculture and Property Development Corporation.

Overview of Business

         Prior to the Share Exchange Agreement, the Company had no operations and was seeking to acquire another business. The Company now, through its Australian subsidiaries, is engaged in the real estate development business in Australia and the United States.

         The Company is also currently pursuing real estate development opportunities in other countries, including South Africa. Such opportunities will need to meet the Company's profit criteria in order to add value to the existing portfolio of real estate development projects in its existing portfolio. Current feasibility studies are being conducted by the Company to determine the viability of certain infrastructure and leisure development projects. The Company is also looking at various strategic alliances, joint ventures with established companies in Australia, United States and other countries for industry related business opportunities.

Real Estate Development

         The Company's primary business is residential land development with properties located primarily in Australia. The principal activities of the Company and its consolidated subsidiaries include: obtaining zoning and other entitlements for land it owns or controls through purchase or purchase options and improving the land for residential development by building roads, putting in utilities. Once the residential land owned by the Company has basic utilities, the Company may either sell unimproved land to other developers or homebuilders, sell improved land to homebuilders or participate in joint ventures with other developers, investors or homebuilders to finance and construct additional infrastructure and homes.

         The Australian government has targeted certain areas within the country for real estate development. The Company has purchased and intends to purchase additional raw land in these targeted areas and intends to develop the properties by building an infrastructure, such as roads and utilities. The Australian government then provides these targeted areas with mass transit and additional infrastructures necessary for further development of these areas. The work provided by the government therefore adds value to the properties acquired or to be acquired by the Company. The Company has accumulated a land bank by securing major tracks of land in the zoned development corridors in all major eastern seaboard cities in Australia. Currently the Company has various residential land projects in its portfolio across Victoria, South Australia, New South Wales and Queensland, with the majority of the Company's projects on the eastern seaboard of Australia, including Melbourne, Adelaide, Sydney, Brisbane and Surfers Paradise on the Gold Coast. Each of the individual developments range from 50 - 700 home sites in size and are specifically designed and constructed to meet market considerations, accounting for sensitivities of specific community requirements and needs.

         Generally, the Company's approach to projects is to acquire, subdivide, add infrastructure such as roads and utilities, develop, and either sell to homebuilders or build and sell the real estate.

Competition

         The real estate development industry is highly competitive and fragmented. The Company does not have a significant market presence in any of the geographic areas where it currently has development projects or where it expects to have projects in the future. Most of the Company's competitors have substantially greater financial resources than those of the Company, and they have much larger staffs and marketing organizations. However, the Company believes that it competes effectively in its existing markets as a result of its development expertise and its use of consultants, which provides the Company with flexibility in choosing its projects. The Company has seen the financial resources of its competitors increase as a result of the industry consolidation experienced in the past few years. As the Company enters and until it develops a reputation in a new market area, the Company can expect to face even more significant competitive pressures.

Government Regulation

         The housing and land development industries are subject to increasing environmental, building, zoning and real estate sales regulations by various governmental authorities. Such regulations affect land development by specifying, among other things, certain aspects of land use and building design, as well as the manner in which the Company conducts sales activities and otherwise deals with customers. Such regulations affect development activities by directly affecting the viability and timing of projects.

         The Company must obtain the approval of numerous government authorities which regulate such matters as land use and level of density, the installation of utility services, such as water and waste disposal, and the dedication of acreage for open space, parks, schools and other community purposes. If such authorities determine that existing utility services will not adequately support proposed development (including possibly in ongoing projects), building moratoria may be imposed. As a result, the Company devotes an increasing amount of time to evaluating the impact of governmental restrictions imposed upon a new residential development. Furthermore, as local circumstances or applicable laws change, the Company may be required to obtain additional approvals or modifications of approvals previously obtained or even stop all work. Such increasing regulation may result in a significant increase in time (and related carrying costs) between the Company's initial acquisition of land and the commencement and completion of its developments. In addition, the extent to which the Company participates in land development activities subjects it to greater exposure to regulatory risks.

Environmental and Regulatory Matters

         Before the Company can develop a property, it must obtain a variety of discretionary approvals from various government bodies, with respect to such matters as zoning, subdivision, grading, architecture and environmental matters. The entitlement approval process is often a lengthy and complex procedure requiring, among other things, the submission of development plans and reports and presentations at public hearings. Because of the provisional nature of these approvals and the concerns of various environmental and public interest groups, the approval process can be delayed by withdrawals or modifications of preliminary approvals and by litigation and appeals challenging development rights. Accordingly, the ability of the Company to develop properties and realize income from such projects could be delayed or prevented due to litigation challenging previously obtained governmental approvals. The Company may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or "slow-growth" or "no-growth" initiatives that could be implemented in the future.

         The Company has expended and will continue to expend significant financial resources to comply with environmental regulations and local permitting requirements. Although the Company believes that its operations are in general compliance with applicable environmental regulations, certain risks of unknown costs and liabilities are inherent in developing and owning real estate. The Company does not believe that such costs will have a material adverse effect on its business, financial condition or results of operations.

Employees

         As of December 31, 2004, the Company had a total of 11 full time employees. None of its employees are represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

Consultants

         Due to the nature of its business, the Company actively utilizes consultants on a project-by-project basis providing the company with flexibility and savings by not having a large core fixed employment contracts. This is common in a project-based organization. The company has a global presence with directors and consultants located in Australia, the United States and the United Kingdom.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company's principal executive offices are located at 11555 Heron Bay Boulevard, Suite 200, Coral Springs, Florida 33076. The facility is approximately 120 square feet. The rent is approximately $500 per month. The lease currently has a one-year term. The Company also maintains a facility at Level 4, 973 Napean Highway, Moorabbin, 3189 Victoria, Australia. The office site is approximately 7,534 square feet where the rental is approximately $8,500 per month. The lease has a current three year term with two additional three year options. The Company believes that its space is adequate for its current needs and are generally well maintained, in good condition and adequate for their present and proposed uses.

         The Company owns an office complex on 2.72 acres at 65 Green Hill Rd., Wayville SA, which has 5,382 square feet of office space which it leases to tenants. The mortgage on this property as of December 31, 2004 was $489,654. In addition, the Company owns 254 acres of agricultural investment property consisting of plantations. This property is located at 578 Mountain Top Road and has an outstanding mortgage at December 31, 2004 of $550,000.

         In addition to the foregoing, the following are the properties of the Company and its subsidiaries, which are owned in connection with its primary business of real estate development:

         Property  Location                                            Acres            Mortgage Amount
         ----------------------------------------------------------------------------------------------
1)       135 Switchback Rd Chirnside Park                              133.19           $199,000
2)       1365 Plenty Rd Mernda VIC                                      29.65           $0
3)       Lots 1,2,3 Rifle Range Road, Pimpama Gold Coast QLD            24.02           $4,230,000
4)       29 Ghostgum Grove Upper Coomera Gold Coast QLD                  7.59           $1,250,000
5)       Collard Dr Diamond Creek                                       25.94
         (a) 32-46 Collard Dr Diamond Creek                                             $0
         (b) 48-58 Collard Dr Diamond Creek                                             $0
         (c) 60-76 Collard Dr Diamond Creek                                             $0
6)       78-122 Collard Dr Diamond Creek                                                $0
7)       37 Eggersdorf Rd, Ormeau, Gold Coast, QLD                       6.99           $1,125,000
8)       49 Eggersdorf Rd, Ormeau, Gold Coast, QLD                      13.29           $1,945,000
9)       166 Yawalpah Rd Pimpama Gold Coast QLD                          5.09           $410,000
10)      339 Reserve Rd Upper Coomera, Gold Coast, QLD                   9.83           $825,000
11)      Lot S2 Hallets Rd Bacchus Marsh VIC                            43.24           $4,674,400
12)      203 Baileys Mountain Road, Upper Coomera, Gold Coast            7.86           $550,000
13)      55 Lot 30 Karingal Rd                                          52              $0
14)      Lot 2, 135 Evans Rd, Cranbourne, VIC                          163.41           $0
15)      150 Berwick Cranbourne Rd Cranbourne VIC                       29.43           $1,550,000
16)      585 Berwick Cranbourne Rd Clyde Road, Clyde North, VIC         64.25           $350,000
17)      950 Pound Road, Clyde North, VIC                               49.62           $0
18)      Lot 3 Tarneit Rd Tarneit                                       30              $0
19)      Lot 15 Westmeadows H/Cross                                     30              $0
20)      Collard Dr and Bellbird Rd Diamond Creek                       29.6
         (a) Lot 13 Collard                                                             $712,000
         (b) Lot 15 Collard Drive                                                       $2,320,000
         (c) Lot 12 (45 - 55) Collard Drive                                             $800,000
         (d) Lot 11 (57) Collard Dr                                                     $742,000
         (e) Lot 14 (86) Bellbird Drive                                                 $1,840,000

ITEM 3. LEGAL PROCEEDINGS

         On December 13, 2004, in connection with an action being brought against a shareholder of the Company, the Supreme Court of Victoria in Melbourne, Australia placed an injunction against Australian Agriculture and Property Management Limited, one of the Company's wholly owned subsidiaries, which restricts the Company's ability to sell certain real estate holdings and prohibits certain business transactions. The Company has been informed, and been provided with an opinion, by its Australian counsel that the restrictions against the Company are without merit. The Company is currently vigorously challenging the foregoing actions in the Australian courts and does not believe that it will have a significant impact on the operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

         None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

         The Company's common stock is traded on the OTC Bulletin Board under the symbol "AUAP"

         As of May 16, 2005, there were 395 holders of record of 86,054,334 shares of the Company's common stock. This does not reflect those shares held beneficially or those shares held in "street" name.

         The company has not declared or paid any dividends on its common stock. It is anticipated that all earnings in the foreseeable future will be utilized to fund the operation of its business.

         The table below sets fort the high and low bid information per share of the Company's common stock for each full quarterly period in the last two fiscal years as reported on the Over the Counter Bulleting Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

       ------------------------------------------------------------------- ----------------- ----------
                                                                                 High           Low
       ------------------------------------------------------------------- ----------------- ----------
       2004
       ------------------------------------------------------------------- ----------------- ----------
              First Quarter                                                       0.89           0.25
       ------------------------------------------------------------------- ----------------- ----------
              Second Quarter                                                      0.52           0.30
       ------------------------------------------------------------------- ----------------- ----------
              Third Quarter*                                                      0.50           0.30
       ------------------------------------------------------------------- ----------------- ----------
              Fourth Quarter                                                      3.00           0.50
       ------------------------------------------------------------------- ----------------- ----------

       ------------------------------------------------------------------- ----------------- ----------
       2003
       ------------------------------------------------------------------- ----------------- ----------
              First Quarter                                                       4.00           0.50
       ------------------------------------------------------------------- ----------------- ----------
              Second Quarter                                                      1.00           0.50
       ------------------------------------------------------------------- ----------------- ----------
              Third Quarter                                                       1.90           0.80
       ------------------------------------------------------------------- ----------------- ----------
              Fourth Quarter                                                      2.00           0.25
       ------------------------------------------------------------------- ----------------- ----------

         * The prices for the quarterly periods prior to September 2004 reflect the Company's predecessor, Global Wireless Satellite.

Recent Issuances of Unregistered Securities.

         None

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION

         The following discussion should be read in conjunction with the Financial Statements and Notes thereto. Our fiscal year ends December 31. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. (See "Factors Which May Affect Future Results"). These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which the Company operates; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace.

Overview

         The primary objective of the Company's management is to maximize shareholder wealth. The Company attempts to accomplish this objective by increasing the number of real estate development projects. Management believes revenues and earned income can be increased significantly by acquiring the remaining properties the Company has targeted in Australia and by acquiring interests in real estate development projects in the United States. Management further believes by working with joint venture partners, it can rapidly begin to develop real estate projects throughout Australia, the United States and other countries.

         The Company is primarily a residential land development and homebuilding company with properties located primarily in Australia. The principal activities of the Company and its consolidated subsidiaries include: obtaining zoning and other entitlements for land it owns or controls through purchase or purchase options and improving the land for residential development by building roads, putting in utilities and subdividing the land. Once the residential land owned by the Company is entitled, the Company may either sell unimproved land to other developers or homebuilders, sell improved land to homebuilders, or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes.

         During 2005, the Company will focus its immediate efforts to (i) obtain properties in Australia that the Company has targeted for purchase; (ii) to work on the development of various projects in the United States; and (iii) continue to expand its profitable development operations for its currently owned properties. However, the Company may also consider other strategic and joint venture opportunities; and there can be no assurance that the Company will accomplish, in whole or in part, all or any of these strategic goals.

         The Company currently has on-going Australian projects on various seaboard cities of the Southeastern coastal regions of Australia. The Company's inventory of entitled land available for homebuilding projects will always be limited by its ability to finance new projects. Therefore, the Company has begun discussions with various financing organizations for the purpose of providing lines of credit and other financings for current and future real estate projects. The Company is continuing to pursue residential lot acquisition opportunities throughout Australia and the United States.

CRITICAL ACCOUNTING POLICIES

         The Securities and Exchange Commission ("SEC") defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

         Not all of the accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies could be deemed to be critical within the SEC definition.

Revenue and Cost Recognition

         Revenue on product sales is recognized when persuasive evidence of an arrangement exists, such as when a purchase order or contract is received from the customer, the price is fixed, title to the goods has changed and there is a reasonable assurance of collection of the sales proceeds. The Company obtains written purchase authorizations from its customers for a specified amount of product at a specified price and considers delivery to have occurred at the time of shipment. Revenue is recognized at shipment and the Company records a reserve for estimated sales returns, which is reflected as a reduction of revenue at the time of revenue recognition.

         Revenues from research and development activities relating to firm fixed-price contracts are generally recognized on the percentage-of-completion method of accounting as costs are incurred (cost-to-cost basis). Revenues from research and development activities relating to cost-plus-fee contracts include costs incurred plus a portion of estimated fees or profits based on the relationship of costs incurred to total estimated costs. Contract costs include all direct material and labor costs and an allocation of allowable indirect costs as defined by each contract, as periodically adjusted to reflect revised agreed upon rates. These rates are subject to audit by the other party. Amounts can be billed on a bi-monthly basis. Billing is based on subjective cost investment factors.

Use of Estimates:

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions relate to recording net revenue, collectibility of accounts receivable, and the realizability of other intangible assets, accruals, income taxes, inventory realization and other factors. Management has exercised reasonable judgment in deriving these estimates; however, actual results could differ from these estimates. Consequently, change in conditions could affect our estimates.

Fair Value of Financial Instruments:

         The Company considers all highly liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. All cash and short-term investments are classified as available for sale and are recorded at market value using the specific identification method; unrealized gains and losses (excluding other-than-temporary impairments) are reflected in other income.

Results of Operations

                           Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

                                                Twelve Months      Twelve Months
                                                    Ended              Ended
                                              December 31, 2004  December 31, 2003
                                              -----------------  -----------------
Total Revenue                                      $5,021,135       $2,565,082
                                                   ==========       ==========

Cost of Sales                                     $ 3,268,861       $1,752,725

Selling, General and Administrative Expenses      $   496,264       $   26,080

Other Income (Expense)
Depreciation                                      $     6,196       $    2,165
Interest Expense                                  $   357,979       $   17,023
One Time Stock Compensation Expense               $ 2,745,000               --
Other                                                      --       $   17,860

Income Taxes                                      $ 1,025,403       $  237,583
Net income (loss)                                 $(2,872,372)      $  531,671

 TWELVE MONTHS ENDED DECEMBER 31, 2004 VS. TWELVE MONTHS ENDED DECEMBER 31, 2003

         Revenues of $5,021,135 for the twelve month period ended December 31, 2004 as compared to $2,565,082 for the twelve month period ended December 31, 2003 reflect the results principally from the sale of land.

         The cost of sales of $3,268,861 for the twelve month period ended December 31, 2004 as compared to the cost of sales for the twelve month period ended December 31, 2003 represents the cost of sales of land.

         Expenses from operations were $496,264 for the twelve month period ended December 31, 2004 as compared with $26,080 for the respective prior year period. The increase from 2003 to 2004 is due primarily to increases in personnel and related costs, legal and accounting fees related to the development of land.

         The Company incurred a one time non-cash stock based compensation charge of $2,745,000 during the twelve months ended December 31, 2004 as compared with zero for the respective prior year period.

         During the twelve month period ended December 31, 2004 the Company had net interest expense of $357,979 as compared with net interest expense of $17,023 during the twelve month period ended December 31, 2003, respectively.

         The Company has $1,025,403 income taxes for the twelve month period ended December 31, 2004 as compared to income taxes of 237,583 for the twelve month period ended December 31, 2003.

         During the twelve month period ended December 31, 2004 the Company had a net loss of $2,872,372 as compared to net income of $531,671 for the twelve month period ended December 31, 2003.

         The Company had a $12,293,575 decrease in accounts payable and other liabilities for the period ended December 31, 2004 as compared with a decrease of $576,825 for the period ended December 31, 2003.

         Stockholders' equity increased by $17,214,819 to $19,863,420 for the period ending December 31, 2004 compared to $2,648,601 for the period ended December 31, 2003.

Liquidity and Capital Resources

         The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations. For the 12 month period of 2004 and 2003, with limited land sales, the Company has had positive cash flow from operations. AUAP needs to raise additional financing through public or private equity financing, bank financing or other sources of capital for the purposes of acquiring new real estate development properties and further development of its existing properties.

         The Company's cash increased $117,915 during the twelve months ended December 31, 2004. Cash flows used by operating activities of $10,562,291 and cash flows used by investing activities of $37,628 were less than cash flows from financing activities of $10,695,934. Operating activities used cash flows to reduce the Company's accounts payable and liabilities for the twelve months ended December 31, 2004. Investing activities used cash flows for capital expenditures. Financing activities provided cash flows from unsecured loans from related parties.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In January 2003, the Financial Accounting Standards Board ("FASB") issued interpretation No. 46R ("FIN 46R"), "Consolidation of Variable Interest Entities." Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46R requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns. Certain provisions of FIN46R were deferred until the period ending after March 15, 2004. The adoption of FIN 46R for provisions effective during 2003 has no impact on the Company's financial position, cash flows or result of operations.

         On April 30, 2003, the FASB issued Statement No. 149 ("SFAS No. 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement No. 133. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement No. 133, and it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and is to be applied prospectively. Upon adoption of SFAS No. 149, there was no effect on its financial position, cash flows or results of operations.

         On May 15, 2003, the FASB issued Statement No. 150 ("FAS No. 150"), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. FAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). FAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments.

         o mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets

         o instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets; includes put options and forward purchase contracts

         o obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares.

         FAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the guidance in FAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Upon adoption of SFAS No. 150, there was no effect on its financial position, cash flows or results of operations.

         FASB Statement 123 (Revision 2004), "Share-Based Payment," was issued in December 2004 and is effective for reporting periods beginning after June 15, 2005. The new statement requires all share-based payments to employees to be recognized in the financial statements based on their fair values. The Company currently accounts for its share-based payments to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issues to Employees." Additionally, the company complies with the stock-based employer compensation disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." The Company plans to adopt the new statement in its financial statements for the quarter ending September 2005.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENT INDEX

                                                                                   Page
Report of Independent Registered Public Accounting Firm .......................     14

Combined Balance Sheet as of December 31, 2004 ................................     15

Combined Statement of Operations for the years ended December 31, 2004 and 2003     16

Combined Statement of Cash Flows for the years ended December 31, 2004 and 2003     17

Combined Statements of Stockholders' Equity for the years ended December 31,
      2004 and 2003 ...........................................................     18

Notes to the Combined Financial Statements ....................................     20

                              MEYLER & COMPANY, LLC
                          CERTIFIED PUBLIC ACCOUNTANTS
                                  ONE ARIN PARK
                                 1715 HIGHWAY 35
                              MIDDLETOWN, NJ 07748

             Report of Independent Registered Public Accounting Firm

To the Board of Directors
Australian Agriculture and Property Development Corp.
Victoria, Australia

We have audited the accompanying combined balance sheets of Australian Agriculture and Property Development Corp. (Formerly Global Wireless Satellite Networks, [USA], Inc.) consisting of the following individual companies:
Australian Agricultural and Property Management Limited, Victoria Land Development Pty. Ltd., and No. 2 Holdings Pty. Ltd., as of December 31, 2004 and 2003 and the related combined statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2004. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Company as of December 31, 2004 and 2003, and the combined results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

See also second paragraph of Note I - Commitments and Contingencies as to injunction which restricts Company's ability to sell certain real estate holdings and prohibits certain business transactions.

                                              /s/ Meyler & Company, LLC

Middletown, NJ
April 30, 2005

              AUSTRALIAN AGRICULTURE AND PROPERTY DEVELOPMENT CORP.
            (Formerly Global Wireless Satellite Networks [USA], Inc.)

                             COMBINED BALANCE SHEETS

                                                                                        December 31,
                                                                               ------------------------------
                                                                                   2004               2003
                                                                               ------------      ------------
                                                     ASSETS
Cash and cash equivalents                                                      $    139,095      $     21,180
Inventories-at the lower of cost or
   fair value-lots held for sale                                                 76,851,026        76,811,034
Receivables                                                                           5,289         1,238,927
Receivable from related party                                                     1,453,783
Property, plant and equipment                                                     1,600,355         1,568,922
Prepaid expenses and other assets                                                                     273,547
                                                                               ------------      ------------

       Total Assets                                                            $ 80,049,548      $ 79,913,610
                                                                               ============      ============

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Accounts payable and other liabilities                                      $ 37,801,802      $ 57,838,796
   Mortgage notes payable                                                        20,068,258         9,762,584
   Loans from related parties - unsecured                                                           8,287,674
   Taxes payable                                                                  2,316,068         1,375,955
                                                                               ------------      ------------

       Total Liabilities                                                         60,186,128        77,265,009

Stockholders' Equity:
   Preferred stock, $0.001 par value, 10,000,000 shares
     authorized, no shares issued and outstanding
   Common stock, no par value, 300 shares authorized
     and outstanding
   Common stock $0.001 par value, 90,000,000 shares
     authorized , 86,054,334  shares issued and outstanding
     at December 31, 2004 and 2003                                                   86,054            86,054
   Paid in capital                                                               19,693,803         1,618,828
   Accumulated other comprehensive income                                         2,043,480            31,264
   Retained earnings (deficit)                                                   (1,959,917)          912,455
                                                                               ------------      ------------

       Total Stockholders' Equity                                                19,863,420         2,648,601
                                                                               ------------      ------------

       Total Liabilities and Stockholders' Equity                              $ 80,049,548      $ 79,913,610
                                                                               ============      ============

                 See accompanying notes to financial statements.

              AUSTRALIAN AGRICULTURE AND PROPERTY DEVELOPMENT CORP.
            (Formerly Global Wireless Satellite Networks [USA], Inc.)

                        COMBINED STATEMENTS OF OPERATIONS

                                                          Year Ended December 31,
                                                      ------------------------------

                                                          2004               2003
                                                      ------------      ------------
Revenues:
   Land sales                                         $  4,893,376      $  2,540,460
   Other                                                   127,759            24,622
                                                      ------------      ------------
     Total Revenue                                       5,021,135         2,565,082

Expenses:
   Cost of sales, including provision for loss on
     future sale of land of $757,865 in 2004             3,268,861         1,752,725
   Administrative                                          490,068             6,055
   Stock based compensation                              2,745,000
   Interest                                                357,979            17,023
   Depreciation                                              6,196             2,165
   Other                                                                      17,860
                                                      ------------      ------------
     Total Expenses                                      6,868,104         1,795,828
                                                      ------------      ------------

Income (loss) before income taxes                       (1,846,969)          769,254

Income taxes                                             1,025,403           237,583
                                                      ------------      ------------

Net income (loss)                                     $ (2,872,372)     $    531,671
                                                      ============      ============

Net (loss) income per common share
   (basic and diluted)                                $      (0.11)     $       0.01
                                                      ============      ============
Weighted average common shares outstanding              86,054,334        86,054,334
                                                      ============      ============

                 See accompanying notes to financial statements.

              AUSTRALIAN AGRICULTURE AND PROPERTY DEVELOPMENT CORP.
            (Formerly Global Wireless Satellite Networks [USA], Inc.)

                        COMBINED STATEMENTS OF CASH FLOWS

                                                        Year Ended December 31,
                                                     ------------------------------

                                                         2004              2003
                                                     ------------      ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES
   Net income (loss)                                 $ (2,872,372)     $    531,671
   Adjustments to reconcile net income to
     cash flows used in operating activities:
       Depreciation                                         6,196             2,165
       Provision for inventory loss                       528,694
       Stock based compensation                         2,745,000
   Changes in operating activities:
     Decrease in prepaid expenses                         283,914          (273,547)
     Increase in inventories                            2,312,226       (18,173,344)
     Decrease in receivables                            1,280,593          (325,393)
     Related party receivable                          (3,440,923)
     (Decrease) increase in accounts payable and
       other liabilities                              (12,293,575)         (576,825)
     Increase in taxes payable                            887,956         1,097,336
                                                     ------------      ------------
         NET CASH USED IN
            OPERATING ACTIVITIES                      (10,562,291)      (17,717,937)
                                                     ------------      ------------
CASH FLOWS FROM INVESTING
   ACTIVITIES
   Capital expenditures                                   (37,628)         (898,900)
                                                     ------------      ------------

       NET CASH USED IN
         INVESTING ACTIVITIES                              37,628          (898,900)
                                                     ------------      ------------

CASH FLOWS FROM FINANCING
   ACTIVITIES
   Mortgages notes payable                                                9,762,584
   Loans from related parties, unsecured               10,695,934         7,081,272
   Capital contributions                                  250,000         1,704,567
                                                     ------------      ------------

       NET CASH PROVIDED BY
         FINANCING ACTIVITIES                          10,445,934        18,548,423
                                                     ------------      ------------
EFFECT OF EXCHANGE RATE
   CHANGES ON CASH                                         21,900            84,246
                                                     ------------      ------------
INCREASE IN CASH                                          117,915            15,832
CASH, BEGINNING OF PERIOD                                  21,180             5,348
                                                     ------------      ------------
CASH, END OF PERIOD                                  $    139,095      $     21,180
                                                     ============      ============

SUPPLEMENTAL CASH FLOW INFORMATION
   Inventory not owned                                                 $ 57,165,114
   Interest paid                                                             18,730
Non-cash refinancing of accounts payable               12,729,894

                 See accompanying notes to financial statements.

           AUSTRALIAN AGRICULTURE AND PROPERTY DEVELOPMENT CORP., INC.
            (Formerly Global Wireless Satellite Networks [USA], Inc.)

                   COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                       Accumulated
                                            Common Stock            Additional                            Other           Total
                                       ----------------------        Paid In            Retained      Comprehensive    Stockholders
                                       Shares          Amount        Capital            Earnings       Income (Loss)      Equity
                                       ------          ------        -------            --------       -------------      ------
Balance, December 31, 2002                 100              315                         380,784           34,900          415,999
Additional capital contribution                                    $ 1,704,567                                          1,704,567
Net income for the year ended
   December 31, 2003                                                                    531,671                           531,671
Adjustments from exchange rate
   changes                                                                                                (3,636)          (3,636)
                                                                                                                        ---------
Comprehensive income                                                                                                      528,035
                                    ----------        ---------      ---------          -------           ------        ---------
Balance, December 31, 2003
   prior to reverse merger                 100              315      1,704,567          912,455           31,264        2,648,601
Reverse merger (Note 1)
   Exchange of AAPD shares
     for Global Wireless Satellite
     Networks [USA], Inc,                 (100)            (315)           315
   Stockholder's equity of Global
     Wireless Satellite Networks,
     [USA], Inc. at date of merger   1,054,334            1,054      1,113,150       (1,114,204)
   Reverse merger capitalization                     (1,114,204)     1,114,204
   Issuance of shares at date of
     merger                         85,000,000           85,000        (85,000)
                                    ----------        ---------      ---------          -------           ------        ---------
Balance December 31, 2003
   after giving retroactive
   effect to reverse merger         86,054,334           86,054      1,618,828          912,455           31,264        2,648,601

                 See accompanying notes to financial statements.

           AUSTRALIAN AGRICULTURE AND PROPERTY DEVELOPMENT CORP., INC.
            (Formerly Global Wireless Satellite Networks [USA], Inc.)

             COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

                                                                                                      Accumulated
                                            Common Stock            Additional                           Other             Total
                                       ----------------------        Paid In         Retained        Comprehensive      Stockholders
                                       Shares          Amount        Capital         Earnings         Income (Loss)        Equity
                                       ------          ------        -------         --------         -------------        ------
Capital contribution at date of
   Reverse Merger                                                     250,000                                               250,000
Conversion of related party loans
   to equity                                                       15,079,975                                            15,079,975
Issuance of common stock for
   consulting services                                              2,745,000                                             2,745,000
Net loss for the year ended
   December 31, 2004                                                                 (2,872,372)                         (2,872,372)
Adjustments from exchange
    rate changes                                                                                          2,012,216       2,012,216
                                                                                                                        -----------
Comprehensive loss                                                                                                          860,156
                                     ----------      -------      -----------       -----------          ----------     -----------

Balance, December 31, 2004           86,054,334      $86,054      $19,693,803       $(1,959,917)         $2,043,480     $19,863,420
                                     ==========      =======      ===========       ===========          ==========     ===========

                 See accompanying notes to financial statements.

              AUSTRALIAN AGRICULTURE AND PROPERTY DEVELOPMENT CORP.
            (Formerly Global Wireless Satellite Networks [USA], Inc.)

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                December 31, 2004

NOTE A -   BASIS OF PRESENTATION AND NATURE OF BUSINESS

           The Company known as Australian Agriculture and Property Development Corp. which consists of the following individual companies, Australian Agricultural and Property Management Limited ("AAPM"), Victoria Land Development Pty. Ltd. ("Victoria"), and No. 2 Holdings Pty. Ltd. ("No. 2"), is in the land development business. Prior to 2003, AAPM also engaged in consulting services for land development. The Company purchases large tracts of land, provides the required infrastructure, performs subdivisions and markets the subdivided improved land to home builders. These individual companies were incorporated in the year 2000. The combined financial statements include the results of operations of these companies since inception. There were no significant intercompany transactions or balances.

           Reverse Merger

           On September 4, 2004, Global Wireless Satellite Networks (USA), Inc. ("Global") acquired all of the Company's outstanding common stock by the issuance of 85,000,000 shares of its $0.001 par value common stock (the "Merger"). Simultaneously, Global changed its name to Australian Agricultural and Property Development Corporation. In connection with the merger, the Company became a wholly owned subsidiary of Global and the Company's officers and directors replaced Global's officers and directors. Prior to the merger, Global was a non-operating "shell" corporation. Pursuant to Securities and Exchange Commission rules, the Merger of a private operating company
           (AAPD) into a non-operating public shell corporation with nominal net assets (Global) is considered a capital transaction. Accordingly, for accounting purposes, the Merger has been treated as an acquisition of Global by the Company and a recapitalization of the Company. Since the Merger is a recapitalization of the Company and not a business combination, proforma information is not presented.

NOTE B -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           Foreign Currency Translation

           The Company considers the Australian Dollar to be its functional currency. Assets and liabilities were translated into US dollars at the period-end exchange rates. Statement of operations amounts were translated using the average rate during the year. Gains and losses resulting from translating foreign currency financial statements were accumulated in other comprehensive income, a separate component of stockholders' equity.

           Cash Equivalents

           For purposes of reporting cash flows, cash equivalents include investment instruments purchased with a maturity of three months or less. There were no cash equivalents in 2004 or 2003.

           Use of Estimates

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

              AUSTRALIAN AGRICULTURE AND PROPERTY DEVELOPMENT CORP.
            (Formerly Global Wireless Satellite Networks [USA], Inc.)

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                December 31, 2004

NOTE B -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

           Income Recognition from Land Sales

           Income from land sales is recorded when title is conveyed to the buyer, adequate cash payment has been received and there is no continued involvement on the part of the Company.

           Inventories

           Inventories and long-lived assets held for sale are recorded at the lower of cost or fair value less selling costs. Fair value is defined as the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Construction costs are accumulated during the period of construction and charged to cost of sales under specific identification methods. Land, land development, and common facility costs are allocated based on buildable acres to product types within each project, then charged to cost of sales equally based upon the number of lots to be improved. For inventories under development, a loss is recorded when events and circumstances indicate impairment and the undiscounted future cash flows generated are less than the related carrying amounts. The impairment loss is based on discounted cash flows generated from expected revenue, costs to complete including interest, and selling costs.

           Interest

           Costs related to properties under development are capitalized during the land development period and expensed as cost of sales interest as the related inventories are sold. Costs related to properties not under development are charged to interest expense separately in the Combined Statements of Operations.

           Land Options

           Costs are capitalized when incurred and either included as part of the purchase price when the land is acquired or charged to operations when the Company determines it will not exercise the option. In accordance with Financial Accounting Standard Bond ("FASB") Issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 ("FIN 46"), SFAS No. 49 Accounting for Product Financing Arrangements ("SFAS 49"), SFAS No. 98 Accounting for Leases ("SFAS 98"), and Emerging Issues Task Force ("EITF No. 97-10") The Effect of Lessee Involvement in Asset Construction ("EITF 97-10"), the Company records on the Combined Balance Sheet specific performance options, options with variable interest entities, and other options under combined inventory not owned with the specific offset to liabilities from inventory not owned.

           Post Development Completion Costs

           In those instances when a development is substantially complete and sold and the Company has additional construction work to be incurred, an estimated liability is provided to cover the cost of such work and is recorded in accounts payable and other liabilities in the accompanying Combined Balance Sheet.

           Deferred Income Tax

           Deferred income taxes or income tax benefits are provided for temporary differences between amounts recorded for financial reporting and for income tax purposes.

            AUSTRALIAN AGRICULTURE AND PROPERTY DEVELOPMENT CORP.
            (Formerly Global Wireless Satellite Networks [USA], Inc.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2004

NOTE  B -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

           Property and Equipment and Depreciation

           Property and equipment is stated at cost and is depreciated using the straight line method over the estimated useful lives of the respective assets. Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized. When property and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations.

           Net Loss Per Common Share

           The Company computes per share amounts in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income available to Common Stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the periods. Net loss per common share has been calculated as if the Merger occurred on January 1, 2003.

           Comprehensive Income (Loss)

           SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components which will be presented in association with a company's financial statements. Comprehensive income is defined as the change in a business enterprise's equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. It includes all changes in equity during a period except those resulting from investments by or distributions to owners. Comprehensive income is accumulated in accumulated other comprehensive income, a separate component of stockholders' equity.

           Stock-Based Compensation

           SFAS No. 123, "Accounting for Stock-Based Compensation" prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires employee compensation expense to be recorded (1) using the fair value method or (2) using the intrinsic value method as prescribed by accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB25") and related interpretations with pro forma disclosure of what net income and earnings per share would have been if the Company adopted the fair value method. The Company accounts for employee stock based compensation in accordance with the provisions of APB 25. For non-employee options and warrants, the company uses the fair value method as prescribed in SFAS 123.

              AUSTRALIAN AGRICULTURE AND PROPERTY DEVELOPMENT CORP.
            (Formerly Global Wireless Satellite Networks [USA], Inc.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2004

NOTE  B -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

           Business Combinations and Goodwill

           In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

           In July 2001, the FASB issued SFAS NO. 142, "Goodwill and Other Intangible Assets", which the Company adopted during 2004. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill.

           In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 changes the accounting for long-lived assets to be held and used by eliminating the requirement to allocate goodwill to long-lived assets to be tested for impairment, by providing a probability weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of possible future cash flows and by establishing a primary-asset approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for long-lived assets to be held and used. SFAS No. 144 changes the accounting for long-lived assets to be disposed of other than by sale by requiring that the depreciable life of a long-lived asset to be abandoned be revised to reflect a shortened useful life and by requiring the impairment loss to be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spin-off if the carrying amount of the asset exceeds its fair value. SFAS No 144 changes the accounting for long-lived assets to be disposed of by sale by requiring that discontinued operations no longer be recognized at a net realizable value basis (but at the lower of carrying amount or fair value less costs to sell), by eliminating the recognition of future operating losses of discontinued components before they occur, and by broadening the presentation of discontinued operations in the income statement to include a component of an entity rather than a segment of a business. A component of an entity comprises operations and cash flows that can be clearly distinguished operationally, and for financial reporting purposes, from the rest of the entity.

NOTE C -   INVENTORIES - LOTS HELD FOR RESALE

           Inventories consist of the following at:

                                                                          December 31,
                                                                -------------------------------
                                                                   2004                 2003
                                                                -----------         -----------
                  Acquisition costs                             $73,749,787         $75,792,376
                  Development costs capitalized                   1,748,960              77,452
                  Borrowing and holding costs capitalized         2,110,144             841,206
                  Provision for future losses                      (757,865)
                                                                -----------         -----------
                                                                $76,851,026         $76,811,034
                                                                ===========         ===========

              AUSTRALIAN AGRICULTURE AND PROPERTY DEVELOPMENT CORP.
            (Formerly Global Wireless Satellite Networks [USA], Inc.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2004

NOTE D -   PROPERTY, PLANT, AND EQUIPMENT

           Property, plant, and equipment consist of the following at:

                                                             December 31,
                                                     -------------------------

                                                                                      Useful
                                                        2004           2003            Life
                                                     ----------     ----------       --------
                  Land                               $1,217,896     $1,217,896
                  Buildings                             356,517        356,517       30 years
                  Equipment                              34,304                      10 years
                                                     ----------     ----------
                                                      1,608,717      1,574,413
                  Less: accumulated depreciation          8,362          5,491
                                                     ----------     ----------

                                                     $1,600,355     $1,568,922
                                                     ==========     ==========

NOTE E -   MORTGAGE NOTES PAYABLE

           Mortgage notes payable are secured by first mortgages on inventories of lots held for resale with interest rates ranging from 7.75% to 20% with a default rate of an additional 4%. The mortgage notes payable aggregated $20,068,258 and $9,762,584 at December 31, 2004 and 2003,
           respectively.

           Principal payments for the next five years are: 2005 - $4,137,587; 2006 - $10,293,859; 2007 - $5,516,928; 2008 - $59,942; and 2009 -
           $59,942.

NOTE F -   ADVANCES TO RELATED PARTIES - UNSECURED

           At December 31, 2004, the Company had a receivable from a related party (major shareholder) of $1,203,783. At December 31, 2003, the same shareholder had advanced $8,287,674 to the Company. During the period January 1, 2004 to September 4, 2004, the shareholder advanced an additional $6,792,301 for a total of $15,079,975 which was converted to equity on the Reverse Merger date. From September 5, 2004 to December 31, 2004, the shareholder advanced an additional $1,987,140 and the Company advanced the shareholder $3,190,923. These transactions with related parties are unsecured, non-interest bearing and have no specific payment or repayment dates. Had similar funding been obtained at a financial institution, there would be an interest charge of approximately $1,000,000 net of the receivable.

           The Company also advanced $250,000 to a major shareholder who is neither an officer nor a director. This loan is also non-interest bearing, unsecured, and has no specific repayment date.

NOTE G -   INCOME TAXES AND DEFERRED INCOME TAXES

           The provision for income taxes on income consists of the following at:

                                                             December 31,
                                                     -------------------------


                                                        2004           2003
                                                     ----------     ----------
                  Current                            $1,025,403      $177,898
                  Deferred                                             59,685
                                                     ----------      --------

                                                     $1,025,403      $237,583
                                                     ==========      ========

              AUSTRALIAN AGRICULTURE AND PROPERTY DEVELOPMENT CORP.
            (Formerly Global Wireless Satellite Networks [USA], Inc.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2004

NOTE G -   INCOME TAXES AND DEFERRED INCOME TAXES (CONTINUED)

           Provisions for taxes are based on taxes payable for the current year and deferred taxes on temporary differences between the amount of taxable income and pre-tax financial income. Deferred tax liabilities are included in the financial statements at current income tax rates applicable to the period in which the deferred tax liabilities are expected to be settled as prescribed in FASB No. 109, Accounting for Income Taxes. As changes in tax laws or rates are exacted, deferred tax liabilities are adjusted through the provision for income taxes. Provisions for income taxes reflected in the Statement of Operations approximate the Australian statutory tax rate of 30%.

NOTE H -   STOCKHOLDERS' EQUITY

           Under Australian tax law, an election may be made to have individual distributions from a trust taxed as a corporation. In 2003, a principal stockholder, prior to the Merger discussed in Note A to the Financial Statements, elected to contribute a gross distribution of $2,435,095 to the Company. The tax on the distribution aggregated $730,528 leaving an amount of $1,704,567 reflected as additional paid-in-capital.

           On September 4, 2004, in connection with the Reverse Merger, the stockholders contributed $250,000 towards working capital.

NOTE I -   COMMITMENTS AND CONTINGENCIES

           In connection with the Merger discussed in Note 1 to the Financial Statements, the Company has committed to register with the Securities and Exchange Commission 5,000,000 shares of the 85,000,000 shares issued. These shares were issued to consultants related to the Company and will be registered with the SEC under form S-8.

           On December 13, 2004, in connection with an action being brought against a major shareholder of the Company, the Supreme Court of Victoria in Melbourne, Australia placed an injunction against Australian Agricultural and Property Management Limited, one of the company's wholly owned subsidiaries, which restricts the Company's ability to sell certain real estate holdings and prohibits certain business transactions. The Company has been informed, and been provided with an opinion by its Australian counsel that the restrictions against the Company are without merit. The Company is currently vigorously challenging the foregoing actions in the Australian courts and does not believe that it will have a significant impact on the operations of the Company.

NOTE J -   SUBSEQUENT EVENT

           In March 2005, the Company entered into a three year lease with a related party with two 3 year options to renew. The annual lease expense approximates $100,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 8A. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. As of December 31, 2005, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act , Rule 13a-15(d) and 15d-15(d) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

b) Changes in internal controls. There were no changes in the Company's internal controls over financial reporting, that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our executive officers and directors, and their ages and positions are:

Name                            Age      Position
----                            ---      --------

Harry Chauhan                   47       President and Director
Robert Kohn                     55       Chief Financial Officer and Director

Harry Chauhan, President and Director. Mr. Chauhan was appointed as the President of the Company and as a member of the Board of Directors in connection with the Company's acquisition of its Australian subsidiaries in September 2004. From January 2004 until January 2005, Mr. Chauhan was the president of Atlantic Wine Agencies Inc., a company that owns a vineyard. From January 2005 to the present, Mr. Chauhan has been involved in with Australian Power and Energy Limited, Salem Hotels and Resorts Limited and International Healing Company Limited as a consult. His responsibilities have included: (i) development and implementation of business plans; (ii) structuring of mergers and acquisitions;
(iii) management of organizational and operational strategies; and (iv) financial modeling, budgets and fund raising activities. From November 1999 through December 2001, Mr. Chauhan was the Commercial and Finance Manager for the United Kingdom and German territories for Habitat UK and Germany.

In addition to the above experiences, Mr. Chauhan has been instrumental in many start up operations, and has held Directorships and senior positions in organizations such as Wimpey Leisure the largest leisure and home builder in the world where he was Finance and Commercial Director, Renault UK as a management controller, Atlantis Energy Switzerland as a consultant, Caterpillar in France, Spain and Germany, and the Burton Group in UK and mainland Europe where he was involved in cross border trading development and reorganization of the international business.

Mr. Chauhan has extensive knowledge of finance, accounting, tax and business development and restructuring in many countries including Russia where he was Commercial Director for Radisson Hotels and Americom Business Centres JV.

Robert Kohn, Chief Financial Officer and Director. Mr. Kohn was appoint as the Chief Financial Officer of the Company an as a member of the Board of Directors in April 2005. From April 2004 until January 2005, Mr. Kohn worked as a financial specialist for Wachovia Bank N.A. From May 2001 until April 2004, Mr. Kohn was the Chief Financial Officer of the Global Trade Group a company involved in international trade activities. From November 1999 until March 2001, Mr. Kohn was the chief executive officer and chairman of a private company he co-founded known as Assetrade a company involved in major equipment liquidation. Assetrade was merged into Internet Capital Group's sister company Go Industry AG in 2002. Go Industry is in the capital asset management business providing corporations and financial institutions a comprehensive range of industrial asset services, including disposal, valuation and related consulting. Mr. Kohn is a Certified Public Accountant licensed to practice in the State of Pennsylvania and received a B.A. in Accounting and Economics from Temple University in 1972.

Board Committees

            Our Board of Directors does not have standing audit, compensation or nominating committees. The functions of the audit, compensation and nominating committees are currently performed by the entire Board of Directors, none of the members of which are independent.

            Since the Board of Directors currently consists of two members, it does not believe that establishing a separate nominating committee is necessary for effective governance. When additional members of the Board of Directors are appointed or elected, the Company will consider creating a nominating committee. The Board of Directors does not currently have a formal director nomination process. The Board of Directors will consider director candidates nominated by security holders. Security holders should submit any recommendations to the Board of Directors by mailing such recommendations to the Board of Directors at our offices. The Board of Directors has not yet received recommendations for director nominees for director from security holders, has no minimum specific requirements as to a nominee, and does not have any specific process for identifying nominees, but the Board of Directors does not believe that it would evaluate a security holder nominee any differently than it would evaluate a nominee not nominated by a security holder.

            The Board of Directors has not adopted a specific process with respect to security holder communications, but security holders wishing to communicate with the Board of Directors may do so by mailing such communications to the Board of Directors at our offices.

            The Board of Directors recommends that each of its members attends our annual meeting. The current members of the Board of Directors were not members of the Board of Directors last year, and, to the knowledge of the Board of Directors, the Board of Directors did not have an annual meeting last year.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who own more then 10 percent of the Company's Common Stock, to file with the SEC the initial reports of ownership and reports of changes in ownership of common stock. Officers, directors and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

      Specific due dates for such reports have been established by the Commission and the Company is required to disclose any failure to file reports by such dates. The Company believes that during the fiscal year ended December 31, 2004, Harry Chauhan, its Chief Executive Officer, and Peter Voss, Kathryn Voss, Nick Corcoris, Michael J. Corcoris and Jennifer Corcoris, ten percent stockholders of the Company, have failed to comply with applicable Section 16(a) filing requirements and have failed to make an filings with the Commission pursuant to Section 16(a).

Code of Ethics

         The Company has adopted a Code of Ethics that applies to all officers, directors and employees of the Company.

Director Compensation

         Non-employee directors receive reimbursement of reasonable out of pocket expenses incurred in connection with the attendance of meetings of the Board of Directors.

ITEM 10. EXECUTIVE COMPENSATION

         The following summary compensation table sets forth certain information concerning compensation paid to our Chief Executive Officer and our four most highly paid executive officers (the "Named Executive Officers") whose total annual salary and bonus for services rendered in all capacities for the year ended December 31, 2004 was $100,000 or more.

                                         Summary Compensation Table
                                    Annual Compensation                          Long Term Compensation
    Name and                                       Other Annual
   Principal                Salary       Bonus     Compensation                                          All Other
    Position       Year       ($)         ($)           ($)             Awards          Payouts        Compensation
Harry Chauhan,    2004     120,000         0             0                0                0                 0
CEO

Stock Option Plan

         There are no stock options, warrants or promissory notes in place or granted to any director or officer of the company.

Employment Agreements

         There are currently no employment agreements between the Company and any of its named executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The table below sets forth, as of May 16, 2005 the shares of our voting capital stock beneficially owned by each person, including management, known to us to be the beneficial owner of more than 5% of the outstanding shares of common stock.

         All persons named in the table have the sole voting and dispositive power, unless otherwise indicated, with respect to common stock beneficially owned. Beneficial ownership of shares of common stock that are acquirable within 60 days upon the exercise or conversion of convertible securities are listed separately, and for each person named in the table, the calculation of percent of class gives effect to those acquirable shares.

                                                                                           Percentage of Shares
                     Name of Beneficial Owner                Number of Shares               Beneficially Owned
                     ------------------------                ----------------               ------------------
               Executive officers and directors:

               Harry Chauhan                                        0                               *
               Robert Kohn                                          0                               *

               All Directors and Executive Officers
               as a Group (2 persons)

               5% Stockholders:

               Peter Voss (1)                                   33,070,554                        38.43%
               Kathryn Voss (2)                                 33,070,554                        38.43%
               Nick Corcoris (3)                                 8,444,444                         9.81%
               Michael J. Corcoris (4)                          21,111,110                        24.53%
               Jennifer Corcoris (5)                             8,444,444                         9.81%

(1) Of the shares beneficially owned by Mr. Voss, 12,044,044 shares are beneficially owned by Kathryn Voss, his wife, 4,137,222 shares are owned by A1 Financial Planners Pty Ltd, a company owned and controlled by Mr. Voss, 4,222,222 shares are owned by Australian Native Estates Pty Ltd, a company owned and controlled by Mr. Voss, 4,222,222 shares are owned by Dominion Capital Japan Pty Ltd, a company owned and controlled by Mr. Voss, 4,222,222 shares are owned by Marino Investment Services Pty Ltd, a company owned and controlled by Mr. Voss and 4,222,222 shares are owned by Pastorr Heighs Pty Ltd , a company owned and controlled by Mr. Voss.

(2) Of the shares beneficially owned by Mrs. Voss, 21,026,110 shares are beneficially owned by Peter Voss, her husband, 4,222,222 shares are owned by Chesley Finance Pty Ltd, a company owned and controlled by Mrs. Voss and 4,222,222 shares are owned by JEM Consulting Ltd, a company owned and controlled by Mrs. Voss.

(3) Of the shares beneficially owned by Nick Corcoris, 4,222,222 shares are owned by Twilight Developments Pty Ltd, a company owned and controlled by Mr. Corcoris and 4,222,222 shares are owned by Urban Land Corridor Pty Ltd, a company owned and controlled by Mr. Corcoris.

(4) Of the shares beneficially owned by Michael J. Corcoris, the son of Nick Corcoris, 4,222,222 shares are owned by East Dev Pty Ltd, a company owned and controlled by Mr. Corcoris, 4,222,222 shares are owned by Hierapolis Pty Ltd, a company owned and controlled by Mr. Corcoris, 4,222,222 shares are owned by Preland Pty Ltd, a company owned and controlled by Mr. Corcoris and 4,222,222 shares are owned by Size 8 Pty Ltd, a company owned and controlled by Mr. Corcoris.

(5) Of the shares beneficially owned by Jennifer Corcoris, 4,222,222 shares are owned by Everjest, a company owned and controlled by Ms. Corcoris and 4,222,222 shares are owned by Perseus Pty Ltd, a company owned and controlled by Ms. Corcoris.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None

ITEM 13. EXHIBITS

Exhibits:

   Number     Exhibit
   3.1        Certificate of Incorporation (incorporated by reference to the Company's Registration
              Statement on Form SB-2, filed on July 21, 2000)
   3.2        Amendment to Certificate of Incorporation (incorporated by reference to the Company's
              Registration Statement on Form SB-2, filed on July 21, 2000)
   3.3        Amendment to Certificate of Incorporation (incorporated by reference to the Company's
              Registration Statement on Form SB-2, filed on July 21, 2000)
   3.4        By-Laws (incorporated by reference to the Company's Registration Statement on Form
              SB-2, filed on July 21, 2000)
   3.5        Amendment to Certificate of Incorporation (incorporated by reference to the Company's
              Annual Statement on Form 10-KSB, filed on April 14, 2004)
   3.6        Amendment to Certificate of Incorporation
   4.1        Agreement between Barry Russell and the Company dated on or about
              July 23, 2004 (incorporated by reference to the Company's
              Registration Statement on Form S-8, filed on March 3, 2004)
   4.2        Agreement between Benjamin Mauerberger and the Company dated on or about August 20, 2004 (incorporated by reference to the Company's
              Registration Statement on Form S-8, filed on March 3, 2004)
   4.3        Agreement between Gary Stewart and the Company dated on or about
              August 20, 2004 (incorporated by reference to the Company's
              Registration Statement on Form S-8, filed on April 13, 2004)
   14.1       Code of Ehtics
   31.1       Certification of Principal Executive Officer pursuant to Rule
              13a-14 and Rule 15d-14(a), promulgated under the Securities and
              Exchange Act of 1934, as amended
   31.2       Certification of Principal Financial Officer pursuant to Rule
              13a-14 and Rule 15d 14(a), promulgated under the Securities and
              Exchange Act of 1934, as amended
   32.1       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
   32.2       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2004 and 2003, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during that fiscal year were $133,200 and approximately $0, respectively.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUSTRALIAN AGRICULTER AND PROPERTY
DEVELOPMENT CORPORATION

BY:  /s/ Harry Chauhan
     ------------------------------
        Harry Chauhan  - President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            NAME                      TITLE                                               DATE
            ----                      -----                                               ----
/s/ Harry Chauhan                 Director and President                                  May 18, 2005
-----------------------
Harry Chauhan

/s/ Robert Kohn                   Director and Chief Financial Officer                    May 18, 2005
---------------------------
Robert Kohn