Form 10QSB
period 2005-03-31
Australian Agriculture & Property Development CORP
filed 2005-05-23
CIK 1118629

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

              [X] For the quarterly period ended March 31, 2005 or


     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

     For the transition period from _______________ to ____________________

                        Commission File Number: 000-21247

                       Australian Agriculture and Property
                       -----------------------------------
                            Development Corporation
                            -----------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant as required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO

As of May 16, 2005, there were 86,054,334 shares of the registrant's common stock outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FINANCIAL STATEMENT INDEX

     Combined Balance Sheets at March 31, 2005 (Unaudited)                   1
        and December 31, 2004
     Combined Statements of Operations for the Three Mont                    2
        Ended March 31, 2005 and 2004 (Unaudited)

     Combined Statements of Cash Flows for the Three Months                  3
        Ended March 31, 2005 and 2004 (Unaudited)

     Notes to Financial Statements                                           4

              AUSTRALIAN AGRICULTURE AND PROPERTY DEVELOPMENT CORP.
            (Formerly Global Wireless Satellite Networks [USA], Inc.)

                             COMBINED BALANCE SHEETS
                                                                                    March 31,       December 31,
                                                                                      2005              2004
                                                                                 --------------    --------------
                                                                                    Unaudited
                                                            ASSETS
Cash and cash equivalents                                                        $     397,767     $     139,095
Inventories-at the lower of cost or
   fair value-lots held for sale                                                    76,698,240        76,851,026
Receivables                                                                                854             5,289
Receivable from related parties                                                      1,770,159         1,453,783
Property, plant and equipment                                                        1,598,467         1,600,355
                                                                                 --------------    --------------


       Total Assets                                                              $  80,465,487     $  80,049,548
                                                                                 ==============    ==============






                                             LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Accounts payable and other liabilities                                        $  37,870,211     $  37,801,802
   Mortgage notes payable                                                           21,171,291        20,068,258
   Taxes payable                                                                     2,224,010         2,316,068
                                                                                 --------------    --------------

       Total Liabilities                                                            61,265,512        60,186,128

Stockholders' Equity:
   Preferred stock, $0.001 par value, 10,000,000 shares
     authorized, no shares issued and outstanding
   Common stock, no par value, 300 shares authorized
     and outstanding
   Common stock $0.001 par value, 90,000,000 shares
      authorized , 86,054,334  shares issued and outstanding                            86,054            86,054
   Paid in capital                                                                  19,693,803        19,693,803
   Accumulated comprehensive income                                                  1,620,512         2,043,480
   Accumulated deficit                                                              (2,200,394)       (1,959,917)
                                                                                 --------------    --------------

       Total Stockholders' Equity                                                   19,199,975        19,863,420
                                                                                 --------------    --------------

       Total Liabilities and Stockholders' Equity                                $  80,465,487     $  80,049,548
                                                                                 ==============    ==============


                 See accompanying notes to financial statements.

              AUSTRALIAN AGRICULTURE AND PROPERTY DEVELOPMENT CORP.
            (Formerly Global Wireless Satellite Networks [USA], Inc.)

                  COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                  For The Three Months Ended
                                                           March 31,
                                                 ------------------------------

                                                       2005            2004
                                                 --------------   -------------
                                                                     Restated
Revenues:
   Land sales                                                     $  1,148,097
   Other                                         $       6,489          34,144
                                                 --------------   -------------
     Total Revenue                                       6,489       1,182,241

Expenses:
   Cost of sales                                                       900,146
   Administrative                                       45,174         145,371
   Interest                                            117,736          40,958
   Depreciation                                          1,888           2,165
   Other                                                82,168         128,654
                                                 --------------   -------------
     Total Expenses                                    246,966       1,217,294
                                                 --------------   -------------

Net loss                                         $    (240,477)   $   ( 35,053)
                                                 ==============   =============

Net income per common share
   (basic and diluted)
                                                 $        0.01    $       0.01
                                                 ==============   =============

Weighted average common shares outstanding          86,054,334      86,054,334
                                                 ==============   =============





                 See accompanying notes to financial statements.

              AUSTRALIAN AGRICULTURE AND PROPERTY DEVELOPMENT CORP.

            (Formerly Global Wireless Satellite Networks [USA], Inc.)

                  COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                      For The Three Months Ended
                                                                March 31,
                                                      --------------------------
                                                          2005          2004
                                                      ------------  ------------
                                                                      Restated
CASH FLOWS FROM
OPERATING
   ACTIVITIES
   Net loss                                           $  (240,477)  $   (35,053)
   Adjustments to reconcile net loss to
     cash flows from operating activities:
       Depreciation                                         1,888         2,165
   Changes in operating activities:
     Decrease in prepaid expenses                                       278,420
       Decrease (Increase) in inventories                 152,786    (1,213,001)
     Decrease (Increase) in receivables                     4,435          (102)
       Increase in receivable from related parties                     (316,376)
      Increase (Decrease) in accounts payable and
       other liabilities                                   68,409   (13,069,585)
     Decrease in taxes payable                            (92,058)     (126,219)
                                                      ------------  ------------

         NET CASH USED IN
            OPERATING ACTIVITIES                         (421,393)  (14,163,375)
                                                      ------------  ------------

CASH FLOWS FROM INVESTING
   ACTIVITIES
   Capital expenditures                                                 (16,349)
                                                      ------------  ------------

       NET CASH USED IN
         INVESTING ACTIVITIES                                           (16,349)
                                                      ------------  ------------


CASH FLOWS FROM FINANCING
   ACTIVITIES
   Mortgages notes payable                              1,103,033    13,865,350
   Loans from related parties, unsecured                              2,250,131
                                                      ------------  ------------

       NET CASH PROVIDED BY
         FINANCING ACTIVITIES                           1,103,033    16,115,481
                                                      ------------  ------------

EFFECT OF EXCHANGE RATE
   CHANGES ON CASH                                       (422,968)       (5,794)
                                                      ------------  ------------

INCREASE IN CASH                                          258,672     1,929,963

CASH, BEGINNING OF PERIOD                                 139,095        18,657
                                                      ------------  ------------

CASH, END OF PERIOD                                   $   397,767   $ 1,948,620
                                                      ============  ============

SUPPLEMENTAL CASH FLOW INFORMATION
         Interest paid                                $   117,736   $    40,958



         See accompanying notes to financial statements.

              AUSTRALIAN AGRICULTURE AND PROPERTY DEVELOPMENT CORP.

            (Formerly Global Wireless Satellite Networks [USA], Inc.)

                          NOTES TO FINANCIAL STATEMENTS


NOTE A - CONDENSED FINANCIAL STATEMENTS

     In the opinion of the Company, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosure, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed and omitted. The results of operations for the three months ended March 31, 2005 are not indicative of the results of operations for the year ended December 31, 2005. The condensed financial statements should be read in conjunction with the Company's financial statements included in its annual Form 10 KSB for the year ended December 31, 2004.


NOTE B - COMMITMENTS AND CONTINGENCIES

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

ITEM 2. MANGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Results of Operations
                                                  Three Months     Three Months
                                                     Ended            Ended
                                                 March 31, 2004   March 31, 2003
                                                 --------------   --------------
Total Revenue . . . . . . .                      $       6,489    $   1,182,241
                                                 ==============   ==============
 Cost of Sales                                   $           0    $     900,146

 Selling, General and Administrative Expenses    $     127,342    $     274,025

Other Income (Expense)
Depreciation                                     $       1,888    $       2,165
Interest Expense                                 $     117,736    $      40,958
Other                                            $     127,342    $     274,025

Income Taxes                                     $           0    $           0

Net income (loss)                                $    (240,477)   $     (35,053)

THREE MONTHS ENDED MARCH 31, 2005 VS. THREE MONTHS ENDED MARCH 31, 2004


     Revenues of $6,489 for the three month period ended March 31, 2005 as compared to $1,182,241 for the three month period ended March 31, 2004 reflect the results principally from the sale of land.

     The cost of sales of $0 for the three month period ended March 31, 2005 as compared to the cost of sales of $900,146 for the three month period ended March 31, 2004 represents the cost of sales of land.

     Expenses from operations were $127,432 for the three month period ended March 31, 2005 as compared with $274,025 for the respective prior year period. The decrease from 2005 to 2004 is due primarily to decreases in personnel and related costs including legal and accounting fees related to the development of land.

     During the three month period ended March 31, 2005 the Company had net interest expense of $117,736 as compared with net interest expense of $40,958 during the three month period ended March 31, 2004, respectively.

     The Company has $0 income taxes for the three month period ended March 31, 2005 as compared to income taxes of $0 for the three month period ended March 31, 2004.

     During the three month period ended March 31, 2005 the Company had a net loss of $240,477 as compared to a net loss of $35,053 for the three month period ended March 31, 2004.

     The  Company  had  a  $68,409   increase  in  accounts  payable  and  other
liabilities for the period ended March 31, 2005 as compared with a decrease of $13,069,585 for the period ended March 31, 2004.

     Stockholders' equity decreased by $663,445 to $19,199,975 for the period ending March 31, 2005 compared $19,863,420 for the period ended March 31, 2004.

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

     The Company's cash increased $258,672 during the three months ended March 31, 2005. Cash flows used by operating activities of $(421,393) and cash flows used by investing activities of $0 and an effect of exchange in exchange rate of $422,968 were less than cash flows from financing activities of $1,103,033. Operating activities used cash flows to reduce the Company's inventories and receivables, increase accounts payable, decrease taxes payable and increase receivables to related parties for the three months ended March 31, 2005.
Investing activities were zero for the three months ended March 31, 2005. Financing activities provided cash flows from mortgage notes payable.

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

ITEM 3. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. As of March 31, 2005, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act , Rule 13a-15(d) and 15d-15(d) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

b) Changes in internal controls. There were no changes in the Company's internal controls over financial reporting, that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

     On December 13, 2004, in connection with an action being brought against a shareholder of the Company, the Supreme Court of Victoria in Melbourne, Australia placed an injunction against Australian Agriculture and Property
Management Limited, one of the Company's wholly owned subsidiaries, which restricts the Company's ability to sell certain real estate holdings and prohibits certain business transactions. The Company has been informed, and been provided wit an opinion, by its Australian counsel that the restrictions against the Company are without merit. The Company is currently vigorously challenged the foregoing actions in the Australian courts and does not believe that it will have a significant impact on the operations of the Company.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     There has not been any recent unregistered sale of equity securities by the Company.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES.

     There have not been any defaults on any senior Securities.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the Security Holders of the Company for a vote during the three months ended March 31, 2005.

ITEM 5 OTHER INFORMATION

     The Company has no other information to report.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

   Number           Exhibit

3.1 Certificate of Incorporation (incorporated by reference to the Company's Registration Statement on Form SB-2, filed on July 21, 2000)
3.2 Amendment to Certificate of Incorporation (incorporated by reference to the Company's Registration Statement on Form SB-2, filed on July 21, 2000)
3.3 Amendment to Certificate of Incorporation (incorporated by reference to the Company's Registration Statement on Form SB-2, filed on July 21, 2000)
3.4 By-Laws (incorporated by reference to the Company's Registration Statement on Form SB-2, filed on July 21, 2000)
3.5 Amendment to Certificate of Incorporation (incorporated by reference to the Company's Annual Statement on Form 10-KSB, filed on April 14,
          2004)
3.6 Amendment to Certificate of Incorporation (incorporated by reference to the Company's Annual Statement on Form 10-KSB, filed on May 19,
          2005)
4.1 Agreement between Barry Russell and the Company dated on or about July 23, 2004 (incorporated by reference to the Company's Registration Statement on Form S-8, filed on March 3, 2004)
4.2 Agreement between Benjamin Mauerberger and the Company dated on or about August 20, 2004 (incorporated by reference to the Company's Registration Statement on Form S-8, filed on March 3, 2004)
4.3 Agreement between Gary Stewart and the Company dated on or about August 20, 2004 (incorporated by reference to the Company's Registration Statement on Form S-8, filed on April 13, 2004)
31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUSTRALIAN AGRICULTER AND PROPERTY
DEVELOPMENT CORPORATION

BY:  /s/ Harry Chauhan
     -----------------
         Harry Chauhan
         President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       NAME                         TITLE                             DATE
--------------------     ---------------------------             -------------


/s/ Harry Chauhan         Director and President                  May 23, 2005
-----------------
    Harry Chauhan

/s/ Robert Kohn           Director and Chief Financial Officer    May 23, 2005
---------------
    Robert Kohn