Form 10QSB
period 2005-06-30
Australian Agriculture & Property Development CORP
filed 2005-08-19
CIK 1118629

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

               |X| For the quarterly period ended June 30, 2005 or

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

     For the transition period from _______________ to ____________________

                        Commission File Number: 000-21247

                         Global Realty Development Corp.
                 ----------------------------------------------
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

           Australian Agriculture and Property Development Corporation (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant as required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

As of August 18, 2005, there were 86,054,334 shares of the registrant's common stock outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FINANCIAL STATEMENT INDEX

   Combined Balance Sheets at June 30, 2005 (Unaudited) and
      December 31, 2004                                                        1

   Combined Statements of Operations for the Three Months and
      Six Months Ended June 30, 2005 and 2004 (Unaudited)                      2

   Combined Statements of Cash Flows for the Six Months
      Ended June 30, 2005 and 2004 (Unaudited)                                 3

   Notes to Financial Statements                                               4

                         GLOBAL REALTY DEVELOPMENT CORP.
        (Formerly Australian Agriculture and Property Development Corp.)

                             COMBINED BALANCE SHEETS

                                                     June 30,      December 31,
                                                       2005            2004
                                                  -------------   -------------
                                                   (Unaudited)
                                     ASSETS
Cash and cash equivalents                         $     284,065   $     139,095
Inventories-at the lower of cost or
 fair value-lots held for sale                      102,600,839      76,851,026
Receivables                                               5,289
Receivable from related party                         3,483,825       1,453,783

Property, plant and equipment                         1,596,984       1,600,355
                                                  -------------   -------------

      Total Assets                                $ 107,965,713   $  80,049,548
                                                  =============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Accounts payable and other liabilities         $  59,498,183   $  37,801,802
   Mortgage notes payable                            21,544,177      20,068,258
   Taxes payable                                      2,164,148       2,316,068
                                                  -------------   -------------

      Total Liabilities                              83,206,508      60,186,128

Stockholders' Equity:
   Preferred stock, $0.001 par value, 10,000,000
    shares authorized, no shares issued and
    outstanding
   Common stock $0.001 par value, 90,000,000
    shares authorized and 86,054,334 shares
    issued and outstanding at June 30, 2005 and
    December 31, 2004, respectively                      91,419          86,054
   Paid in capital                                   27,790,210      19,693,803
   Accumulated other comprehensive income             1,401,842       2,043,480
   Retained earnings (deficit)                       (4,524,266)     (1,959,917)
                                                  -------------   -------------

      Total Stockholders' Equity                     24,759,205      19,863,420
                                                  -------------   -------------

      Total Liabilities and Stockholders' Equity  $ 107,965,713   $  80,049,548
                                                  =============   =============

                 See accompanying notes to financial statements.

                         GLOBAL REALTY DEVELOPMENT CORP.
        (Formerly Australian Agriculture and Property Development Corp.)

                  COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                Three Months Ended            Six Months Ended
                                                     June 30,                      June 30,
                                           ---------------------------   ---------------------------
                                                2005           2004          2005            2004
                                           ------------   ------------   ------------   ------------
REVENUES
   Land Sales                                                                           $  1,106,550
   Other                                   $     37,046   $     34,723   $     43,535         68,867
                                           ------------   ------------   ------------   ------------
      Total Revenue                              37,046         34,723         43,535      1,175,417

EXPENSES
   Cost of sales, including provision for
    loss on future sale of land of
    $1,978,841 in 2005 and $757,865
    in 20041,978,841                             12,723      1,978,841        871,322
   Administrative                               240,703         26,785        285,877        172,156
   Interest                                      81,424         73,130        199,160        114,088
   Depreciation                                   3,371                         3,371
   Other                                         56,578        127,437        140,635        258,488
                                           ------------   ------------   ------------   ------------
      Total Expenses                          2,360,917        240,075      2,607,884        544,732
                                           ------------   ------------   ------------   ------------

Income (loss) before income taxes            (2,323,871)      (205,352)    (2,564,349)      (240,637)

Income taxes                                                    (4,229)                     (112,659)
                                           ------------   ------------   ------------   ------------

Net income (loss)                          $ (2,323,871)  $   (201,123)  $ (2,564,349)  $   (353,296)
                                           ============   ============   ============   ============

Net (loss) income per common share
 (basic and diluted)                       $      (0.03)  $     (0.002)  $      (0.03)  $     (0.004)
                                           ============   ============   ============   ============

Weighted average common shares
 outstanding                                 86,948,501     86,054,334     86,501,417     86,054,334
                                           ============   ============   ============   ============

                 See accompanying notes to financial statements.

                         GLOBAL REALTY DEVELOPMENT CORP.
        (Formerly Australian Agriculture and Property Development Corp.)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                         Six Months Ended
                                                             June 30,
                                                    ---------------------------
                                                        2005            2004
                                                    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                         $ (2,564,349)  $   (353,296)
   Adjustments to reconcile net loss to
    net cash from operating activities:
      Depreciation and amortization                        3,371
   Changes in operating assets and
   liabilities:
      Accounts receivable                                  5,289      1,236,638
      Inventory                                      (17,648,041)     4,184,256
      Related party loans                                            (8,287,674)
      Accounts payable                                21,696,381     (2,376,360)
      Accounts receivable to related party            (2,030,042)
      Taxes payable                                     (151,920)      (246,747)
      Prepaid expenses                                                  273,547
                                                    ------------   ------------
         Net Cash Used in Operating Activities          (689,311)    (5,569,636)
                                                    ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                 (111,807)
                                                    ------------   ------------
         Net Cash Used in Investing Activities                         (111,807)
                                                    ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Change in mortgage notes payable                    1,475,919      5,570,182
   Sale of equity securities                             135,512
                                                    ------------   ------------
         Net Cash Used in Financing Activities         1,475,919      5,705,694
                                                    ------------   ------------

EFFECT OF EXCHANGE RATE ON CASH                         (641,638)
                                                    ------------   ------------

NET INCREASE IN CASH                                     144,970         24,251

CASH BEGINNING OF YEAR                                   139,095         21,180
                                                    ------------   ------------

CASH JUNE 30,                                       $    284,065   $     45,431
                                                    ============   ============

SUPPLEMENTAL DATA:
   Common stock to be issued for inventory
    purchases                                       $  8,101,772
                                                    ============

                 See accompanying notes to financial statements.

                         GLOBAL REALTY DEVELOPMENT CORP.

        (Formerly Australian Agriculture and Property Development Corp.)

                          NOTES TO FINANCIAL STATEMENTS

NOTE A - CONDENSED FINANCIAL STATEMENTS

      In the opinion of the Company, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosure, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed and omitted. The results of operations for the three months and six months ended June 30, 2005 are not indicative of the results of operations for the year ended December 31, 2005. The condensed financial statements should be read in conjunction with the Company's financial statements included in its annual Form 10 KSB for the year ended December 31, 2004.

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

NOTE C - STOCKHOLDERS' EQUITY

      During the quarter ended June 30, 2005, in connection with the acquisition of additional properties, 5,365,412 shares were agreed to be issued as part of the contract purchase price. For financial statement purposes, these shares have been considered outstanding even though they have not been officially issued. Had these shares been issued, the Company would have exceeded its authorized shares that could be issued by 1,419,746 shares.

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

Results of Operations

                                            Three Months Ended           Six Months Ended
                                                 June 30,                    June 30,
                                        -------------------------   -------------------------
                                            2005          2004         2005           2004
                                        -----------   -----------   -----------   -----------
Total Revenue                                37,046        34,723        43,535     1,175,417
Cost of sales, including provision for
 loss on future sale of land of
 $1,978,841 in 2005 and $757,865
 in 2004                                  1,978,841        12,723     1,978,841       871,322
Administrative Expenses                     240,703        26,785       285,877       172,156
Other Income (Expense)
Interest                                     81,424        73,130       199,160       114,088
Depreciation                                  3,371                       3,371
Other                                        56,578       127,437       140,635       258,488

Income taxes                                               (4,229)                   (112,659)

Net income (loss)                       $(2,323,871)  $  (201,123)  $(2,564,349)  $  (353,296)

THREE MONTHS ENDED JUNE 3O, 2005 VS. THREE MONTHS ENDED JUNE 3O, 2004

      Revenues of $37,046 for the three month period ended June 30, 2005 as compared to $34,723 for the three month period ended June 30, 2004 reflect the results principally from the sale of land.

      The cost of sales of $1,978,841 for the three month period ended June 30, 2005 as compared to the cost of sales of $12,723 for the three month period ended June 30, 2004 represents the cost of sales of land.

      Administrative expenses operations were $240,703 for the three month period ended June 30, 2005 as compared with $26,785 for the respective prior year period. The decrease from 2005 to 2004 is due primarily to decreases in personnel and related costs including legal and accounting fees related to the development of land.

      During the three month period ended June 30, 2005 the Company had net interest expense of $81,424 as compared with net interest expense of $73,130 during the three month period ended June 30, 2004, respectively.

      The Company has $0 income taxes for the three month period ended June 30, 2005 as compared to income taxes of $4,229 for the three month period ended June 30, 2004.

      During the three month period ended June 30, 2005 the Company had a net loss of $2,323,871 as compared to a net loss of $201,123 for the three month period ended June 30, 2004.

      The Company had a $59,498,183 in accounts payable and other liabilities for the period ended June 30, 2005 as compared with $37,801,802 for the period ended June 30, 2004.

      Stockholders' equity increased by $4,895,785 to $24,759,205 for the period ending June 30, 2005 compared to $19,863,420 for the period ended June 30, 2004.

SIX MONTHS ENDED JUNE 3O, 2005 VS. SIX MONTHS ENDED JUNE 3O, 2004

      Revenues of $43,535 for the six month period ended June 30, 2005 as compared to $1,175,417 for the six month period ended June 30, 2004 reflect the results principally from the sale of land.

      The cost of sales of $1,978,841 for the six month period ended June 30, 2005 as compared to the cost of sales of $871,322 for the six month period ended June 30, 2004 represents the cost of sales of land.

      Administrative expenses were $285,877 for the six month period ended June 30, 2005 as compared with $172,156 for the respective prior year period. The increase from 2005 to 2004 is due primarily to increases in costs including legal and accounting fees related to the development of land.

      During the six month period ended June 30, 2005 the Company had net interest expense of $199,160 as compared with net interest expense of $114,088 during the six month period ended June 30, 2004, respectively.

      The Company has $0 income taxes for the six month period ended June 30, 2005 as compared to income taxes of $112,659 for the six month period ended June 30, 2004.

      During the six month period ended June 30, 2005 the Company had a net loss of $2,564,349 as compared to a net loss of $353,296 for the six month period ended June 30, 2004.

      The Company had a $21,696,381increase in accounts payable and other liabilities for the period ended June 30, 2005 as compared with a decrease of $2,376,360 for the period ended June 30, 2004.

      Stockholders' equity increased by $4,895,785 to $24,759,205 for the period ending June 30, 2005 compared to $19,863,420 for the period ended June 30, 2004.

Liquidity and Capital Resources

      The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations. For the 12 month period of 2004 and 2003, with limited land sales, the Company has had positive cash flow from operations. GRD needs to raise additional financing through public or private equity financing, bank financing or other sources of capital for the purposes of acquiring new real estate development properties and further development of its existing properties.

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

ITEM 3. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. As of June 30, 2005, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act , Rule 13a-15(d) and 15d-15(d) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

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

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to the Security Holders of the Company for a vote during the three months ended June 30, 2005.

ITEM 5 OTHER INFORMATION

      Effective June 24, 2005 the Company changed its name from Australian Agriculture and Property Development Corporation to Global Realty Development Corp. In addition, effective July 11, 2005, the Registrant's quotation symbol on the OTC Bulletin Board was changed from GRD.OB to GRLY.OB.

      At a meeting of the Board of Directors of the Company on June 20, 2005, Robert Kohn resigned as the Chief Financial Officer of the Registrant and subsequent to the foregoing resignation, Dale Shepherd was appointed as Chief Financial Officer with his CFO duties to commence as of September 1, 2005. In addition, Harry Chauhan resigned as a member of the Board of Directors of the Company. At the same meeting, the Board of Directors of the Company unanimously appointed Robert Kohn as the Chief Executive Officer of the Company, Harry Chauhan as Chief Operating Officer and Dale Shepherd as Secretary.

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

      Mr. Kohn was appointed as the Chief Financial Officer of the Company and as a member of the Board of Directors in April 2005. From April 2004 until January 2005, Mr. Kohn worked at Wachovia Bank N.A. From May 2001 until April 2004, Mr. Kohn was the Chief Financial Officer of the Global Trade Group a company involved in international trade activities. From November 1999 until March 2001, Mr. Kohn was the chief executive officer and chairman of a private company he co-founded known as Assetrade, a company involved in major equipment liquidation. Assetrade was merged into Internet Capital Group's sister company Go Industry AG, www.goindustry.com in 2002. Go Industry is in the capital asset management business with 500 employees in 16 countries providing corporations and financial institutions a comprehensive range of industrial asset services, including disposal, valuation and related consulting.

      Mr. Kohn has been the CEO/COO/CFO and Director of various public and private companies including a NYSE, National Market NASDAQ and O-T-C companies. Mr. Kohn is a Certified Public Accountant and received a B.B.A. degree in Accounting and Economics from Temple University in 1972.

      Mr. Shepherd was a member of General Electric Company's (GE) financial team for 17 years from 1973 to 1991, operating in many challenging assignments for the Audio Electronics, Gas Turbine, Plastics, Silicones, Man Made Diamonds, Electromaterials and Distribution businesses. In GE Materials, he manned the front line of GE's transition into Global sectors with projects in Japan, Korea, Hong Kong and Australia. Subsequently, Mr. Shepherd was the first employee and created the business plan for the most successful distribution business in GE's history - Polymerland. From this GE business experience, Mr. Shepherd gained professional expertise in international business, chemical operations and distribution structure and management.

      From 1991 to 1997, Mr. Shepherd was the Vice President of Business Development for Kawasaki Steel Corporation's plastics interests after he completed a $100 million acquisition to start their entry into the plastics field. Acquisitions and new business start-ups led by Mr. Shepherd in Europe, Malaysia and the USA, positively transformed the acquired entity's breadth of scope and financial performance.

      Subsequent work included the position of CFO for Rogers Corporation; CFO and CAO of AssetTrade; and Vice President of Finance of North American Logistics, an independent consulting firm specializing in the areas of international and domestic business development, mergers and acquisitions, competitive intelligence, business start-ups and business turnarounds.

      Mr. Shepherd holds two degrees, a B.A. in Commerce from the University of Maryland and a B.S. in Accounting from West Chester University, West Chester, Pennsylvania.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

Number   Exhibit
------   -------
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

3.3      Certificate of Ownership

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

GLOBAL REALTY DEVELOPMENT CORPORATION

BY:  /s/ Robert Kohn
     ---------------
     Robert Kohn, Chief Executive Officer, Chief Financial Officer