Form 10QSB
period 2005-09-30
Global Realty Development Corp
filed 2005-11-21
CIK 1118629

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                       [X] For the quarterly period ended
                             September 30, 2005 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant as required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO

As of November 18, 2005, there were 86,054,334 shares of the registrant's common stock outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FINANCIAL STATEMENT INDEX

     Combined Balance Sheets at September 30, 2005 (Unaudited) and December 31, 2004                      1

     Combined Statements of Operations for the Three Months and Nine Months                               2
        Ended September 30, 2005 and 2004 (Unaudited)

     Combined Statements of Cash Flows for the Nine Months                                                3
        Ended September 30, 2005 and 2004 (Unaudited)

     Notes to Financial Statements                                                                        4


ITEM 1. FINANCIAL STATEMENTS

                     GLOBAL REALTY DEVELOPMENT, CORPORATION
     (Formerly Australian Agriculture and Property Development Corporation)

                             COMBINED BALANCE SHEETS

                                                                                September 30,    December 31,
                                                                                    2005             2004
                                                                                 -------------    -------------
                                                                                  (Unaudited)
                                     ASSETS

Cash and cash equivalents                                                        $     132,504    $    139,095
Inventories-at the lower of cost or
   fair value-lots held for sale                                                    85,020,991      76,851,026
Receivables                                                                          2,785,086           5,289
Receivable from related party                                                        3,746,414       1,453,783
Property, plant and equipment                                                        1,595,530       1,600,355
                                                                                 -------------    ------------

       Total Assets                                                              $  93,280,525     $80,049,548
                                                                                 =============     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Accounts payable and other liabilities                                          $52,762,846     $37,801,802
   Mortgage notes payable                                                           21,605,788      20,068,258
   Taxes payable                                                                     2,172,721       2,316,068
                                                                                 -------------    ------------

       Total Liabilities                                                            76,541,355      60,186,128

   Stockholders' Equity:
   Preferred stock, $0.001 par value, 10,000,000 shares
     authorized, no shares issued and outstanding
   Common stock $0.001 par value, 90,000,000 shares authorized, 91,419,746 and
     86,054,334 shares issued and outstanding at September 30, 2005 and December
     31, 2004,
     respectively                                                                       91,419          86,054
   Paid in capital                                                                  19,693,803      19,693,803
   Accumulated other comprehensive income                                            1,430,203       2,043,480
   Retained earnings (deficit)                                                      (4,476,255)     (1,959,917)
                                                                                 -------------    ------------

       Total Stockholders' Equity                                                   16,739,170      19,863,420
                                                                                 -------------    ------------

       Total Liabilities and Stockholders' Equity                                $  93,280,525     $80,049,548
                                                                                 =============     ===========

                 See accompanying notes to financial statements.

                     GLOBAL REALTY DEVELOPMENT, CORPORATION
     (Formerly Australian Agriculture and Property Development Corporation)

                  COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                   Three Months Ended                 Nine Months Ended
                                                      September 30,                     September 30,
                                                 2005              2004             2005             2004
                                           --------------   ---------------     ------------   ---------------
REVENUES
   Land Sales                                                                                       $2,186,898
   Other                                    $      58,716   $        27,766     $    102,251            97,024
                                           --------------   ---------------     ------------   ---------------
           Total Revenue                           58,716            27,766          102,251         2,283,922

EXPENSES
   Cost of sales, including provision for
     loss on future sale of land of
     $1,978,841 in 2005 and $757,865
     in 2004                                      (11,224)            2,475        1,967,617         1,539,781
   Administrative                                 (27,555)          147,128          398,957           119,385
   Interest                                        52,855            17,675          252,015            27,524
   Depreciation                                    (3,371)
                                           --------------   ---------------     ------------   ---------------
           Total Expenses                          10,705           167,278        2,618,589         1,686,690
                                           --------------   ---------------     ------------   ---------------

Income (loss) before income taxes                  48,011          (139,512)      (2,516,338)          597,232

Income taxes                                                                                          (310,561)
                                           --------------   ---------------     ------------   ---------------

Net income (loss)                          $       48,011   $      (139,512)    $ (2,516,338)  $       286,671
                                           ==============   ===============     ============   ===============
Net (loss) income per common share
   (basic and diluted)                     $         0.01   $         (0.01)    $      (0.03)  $          0.01
                                           ==============   ===============     ============   ===============

Weighted average common shares
   outstanding                                 91,419,334        85,554,334       88,164,830        85,554,334
                                           ==============   ===============     ============   ===============

                 See accompanying notes to financial statements.

                     GLOBAL REALTY DEVELOPMENT, CORPORATION
     (Formerly Australian Agriculture and Property Development Corporation)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                       Nine Months Ended
                                                                                          September 30,
                                                                                    ------------------------
                                                                                      2005              2004
                                                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                                $(2,516,338)   $   286,671
   Adjustments to reconcile net loss to net cash
     from operating activities:
     Depreciation and amortization 4,825 Changes in operating assets and liabilities:
     Accounts receivable                                                                  5,289
     Corporate income taxes payable                                                                    309,683
     VAT taxes payable                                                                                 (92,079)
     Inventory                                                                       (8,169,965)    (3,712,129)
     Related party loans
     Accounts payable                                                                12,926,699        214,541
     Accounts receivable to related party                                            (2,292,631)
     Accrued expenses                                                                                   97,131
     Prepaid expenses                                                                                  (50,215)
     Taxes payable                                                                     (651,073)
     Deferred taxes                                                                     507,726
     Payables                                                                         2,034,345
     Other                                                                           (2,785,086)
                                                                                    -----------    -----------
         Net Cash Used in Operating Activities                                         (936,209)    (2,946,397)
                                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                                                 (57,106)
                                                                                    -----------    -----------
         Net Cash Used in Investing Activities                                                         (57,106)
                                                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Change in mortgage notes payable                                                 (16,495,623)     7,854,766
   Interest bearing liabilities                                                      18,033,153
   Payable to individuals                                                                          (12,499,631)
   Due to principal stockholders                                                                     7,401,105
                                                                                    -----------    -----------
         Net Cash Used in Financing Activities                                        1,537,530      2,756,240
                                                                                    -----------    -----------

EFFECT OF EXCHANGE RATE ON CASH                                                        (607,912)        (2,060)
                                                                                    -----------    -----------

NET INCREASE (DECREASE) IN CASH                                                          (6,591)      (249,323)

CASH BEGINNING OF YEAR                                                                  139,095         32,758
                                                                                    -----------    -----------

CASH SEPTEMBER 30,                                                                  $   132,504    $  (216,565)
                                                                                    ===========    ===========

SUPPLEMENTAL DATA:
   Issuance of common stock for inventory purchases                                 $ 8,101,722
                                                                                    ===========

                 See accompanying notes to financial statements.

                     GLOBAL REALTY DEVELOPMENT, CORPORATION
     (Formerly Australian Agriculture and Property Development Corporation)

                          NOTES TO FINANCIAL STATEMENTS


NOTE A -  CONDENSED FINANCIAL STATEMENTS

          In the opinion of the Company, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosure, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed and omitted. The results of operations for the three months and nine months ended September 30, 2005 are not indicative of the results of operations for the year ended December 31, 2005. The condensed financial statements should be read in conjunction with the Company's financial statements included in its annual Form 10 KSB for the year ended December 31, 2004.


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

          The Company has initiated the appropriate documents to increase the number of shares outstanding to 500,000,000. As at September 30, 2005, the documents had not been filed.

NOTE D -  RELATED PARTY TRANSACTIONS AND LETTER OF INTENT TO ACQUIRE COMPANY

          On August 20, 2005, Global Realty Development Corporation (formerly known as Australian Agriculture and Property Development Corporation) (the "Company") entered into an Agreement of Settlement (the "Agreement of Settlement") by and between Atlantic Wine Agencies, Inc., a Florida corporation ("Atlantic"), Dominion Wines Ltd, ACN 087183739, an Australian Corporation ("Wines"), and Dominion Estates Pty Ltd, ACN 072221375, an Australian corporation ("Estates"; Estates and Wines are hereinafter collectively referred to as the "Estates Group"). Pursuant to Agreement of Settlement Atlantic Wines and Estates agreed that it would be in the best interests of each of Atlantic Wines and Estates and their respective stockholders to unwind the share exchange transaction that the parties had previously consummated in accordance with the certain Share Exchange Agreement effective as of September 4, 2004 by and among Atlantic, Estates and Wines pursuant to which Atlantic had acquired all of the issued and outstanding shares of Estates and Wines.

                     GLOBAL REALTY DEVELOPMENT, CORPORATION
     (Formerly Australian Agriculture and Property Development Corporation)

                          NOTES TO FINANCIAL STATEMENTS


NOTE D - RELATED PARTY TRANSACTIONS AND LETTER OF INTENT TO ACQUIRE COMPANY
         (CONTINUED)

          For its part, the Company agreed to the following pursuant to and in connection with the Agreement of Settlement:

               To issue a convertible secured subordinated promissory note to Sapphire Developments Limited, a creditor of Atlantic, in the principal amount of AUD $3,200,000 (the "Sapphire Note"). The Sapphire Note bears interest at a rate of 1% per annum, requires monthly payments of principal and interest commencing on September 20, 2005 and shall be due and payable in full on August 20, 2006. In addition, the Sapphire Note is convertible into shares of the Company, at any date commencing no less than 90 days from the date of the note through the date of maturity at the average closing bid price as recorded on www.otcbb.com for the 10 business days immediately preceding the election of conversion. Finally, the Sapphire Note is to be secured by shares of common stock of the Company, which shares are to be provided by either the Company or its designee within 90 days from the date of the Sapphire Note, with the number of shares being posted to be determined by dividing the principal amount of the Sapphire Note then outstanding by the average closing bid price of the Company's common stock for the 20 days preceding the date that such shares are delivered; and

               To accept a novation of a note owed by Mount Estates Pty Ltd, a wholly-owned subsidiary of Atlantic, and in connection therewith, to issue a new note to Estates in the principal amount of AUD $465,000 (the "Estates Note").

          In addition to the foregoing, simultaneously with the execution of the Agreement of Settlement, the Company entered into Term Sheets with Estates and Wines pursuant to which the Company intends to acquire each of Estates and Wines.

          The   anticipated   purchase  price  for  Estates  is  AUD  $9,100,000
          (approximately US $6,881,500), which is to be paid as follows:

               At the closing of the Transaction, the Company shall issue 1,638,000 shares of the Company's common stock, for $2.00 per share, totaling AUD $4,335,000 (approximately US $3,276,000).

               Prior to the closing of the transaction, the Company shall have issued the Estates Note for AUD $465,000 (approximately US $351,600);

               At or prior to the closing, the Company shall assume the debt owed by Estates to Commonwealth Bank of Australia in the approximate amount of AUD $4,300,000 (approximately US $3,300,000)

               In addition, the anticipated purchase price for Wines is AUD $9,000,000 (approximately US $ 6,806,000), which is to be paid as follows:

               At the closing of the Transaction, the Company shall issue 2,191,500 shares of the Company's common stock, for $2.00 per share, totaling AUD $5,800,000 (approximately US $4,383,000); and

               Prior to the closing of the transaction the Company shall have issued the Sapphire Note for AUD $3,200,000 (approximately US $2,400,000).

                     GLOBAL REALTY DEVELOPMENT, CORPORATION
     (Formerly Australian Agriculture and Property Development Corporation)

                          NOTES TO FINANCIAL STATEMENTS


NOTE D - RELATED PARTY TRANSACTIONS AND LETTER OF INTENT TO ACQUIRE COMPANY
         (CONTINUED)

          A1 Financial Planners Pty Ltd, a company owned and controlled by Peter Voss and which is a principal shareholder of both the Company, on the one hand, and Estates and Wines, on the other hand, has agreed to pledge to the Company 1,832,500 shares of the Company's stock, at $2.00 per share, as security for the Company's obligations under the Sapphire Note and the Estates Note AUD $3,665,000 (approximately US $2,820,000). Such shares shall be released by the Company to Al Financial Planners upon completion of the Company's acquisition of Estates and Wines.

          The Closing of each of the acquisition of Estates and Wines is conditioned, among other things, upon the satisfactory completion by the Company of its legal, accounting, tax and technical due diligence and the approval of the transaction by the respective boards of directors of the Company and each of the sellers. In addition, the obligations of the Company and each of the sellers to consummate the transaction shall be subject to customary closing conditions, including, but not limited to, the accuracy of representations and warranties.

          The effect of the above transaction has not been recorded on the financial statements since the convertible note is offset by a receivable from A1 Financial Planners Pty Ltd and collateralized by shares of the Company's capital stock.

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

Overview

     The primary objective of the Company's management is to maximize shareholder wealth. The Company attempts to accomplish this objective by increasing the number of real estate development projects. Management believes revenues and earned income can be increased significantly by acquiring the remaining properties the Company has targeted in Australia Management further believes by working with joint venture partners, it can rapidly begin to develop real estate projects throughout Australia and other countries.

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

     During 2005, the Company will focus its immediate efforts to (i) obtain properties in Australia that the Company has targeted for purchase; and (ii) continue to expand development operations for its currently owned properties. However, the Company may also consider other strategic and joint venture opportunities; and there can be no assurance that the Company will accomplish, in whole or in part, all or any of these strategic goals.

     The Company currently has on-going Australian projects on various seaboard cities of the Southeastern coastal regions of Australia. The Company's inventory of entitled land available for homebuilding projects will always be limited by its ability to finance new projects. Therefore, the Company has begun discussions with various financing organizations for the purpose of providing lines of credit and other financings for current and future real estate projects. The Company is continuing to pursue residential lot acquisition opportunities throughout Australia.

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

Results of Operations

                                                    Three Months Ended                 Nine Months Ended
                                                       September 30,                      September 30,
                                                   ----------------------             ----------------------
                                                     2005        2004                   2005          2004
                                                   ----------- ----------             ----------- ----------

                                                    Three Months Ended                  Nine Months Ended
                                                       September 30,                       September 30,
                                                   ----------------------             ----------------------
                                                     2005        2004                   2005          2004
                                                   ----------- ----------             ----------- ----------
REVENUES
   Land Sales                                                                                     $2,186,898
   Other                                           $  58,716    $   6,584              $ 102,251
                                                   ----------- ----------             ----------- ----------
           Total Revenue                              58,716        6,584                102,251   2,186,898

EXPENSES
   Cost of sales, including provision for
     loss on future sale of land of
     $1,978,841 in 2005 and $757,865
     in 2004                                         (11,224)       2,475              1,967,617   1,539,781
   Administrative                                   (125,572)     147,128                160,305     119,385
   Interest                                           52,855                             252,015
   Depreciation                                       (3,371)
   Other                                              98,017                             238,652
                                                   ----------- ----------             ----------- ----------
           Total Expenses                             10,705      149,603              2,618,589   1,659,166
                                                   ----------- ----------             ----------- ----------

OTHER INCOME (EXPENSE)
   Rental income                                                   21,067                             69,286
   Interest income                                                    115                             27,738
   Interest expense                                               (17,675)                           (27,524)
                                                   ----------- ----------             ----------- ----------
Total Other Income                                                  3,507                             69,500


Income (loss) before income taxes                     48,011     (139,512)             (2,516,338)   597,232

Income taxes                                                                                        (310,561)
                                                   ----------- ----------             ----------- ----------

Net income (loss)                                  $  48,011   $ (139,512)            $(2,516,338)$  286,671
                                                   =========== ==========             =========== ==========

THREE MONTHS ENDED SEPTEMBER 3O, 2005 VS. THREE MONTHS ENDED SEPTEMBER 3O, 2004

     Revenues of $58,716 for the three month period ended September 30, 2005 as compared to $6,584 for the three month period ended September 30, 2004 reflect the results principally from an increase in land contract sales.

     The cost of sales of $(11,224) for the three month period ended September 30, 2005 as compared to the cost of sales of $2,475 for the three month period ended September 30, 2004 represents a reduction for the cost of sales of land previously sold.

     Administrative expenses operations were $(125,572) for the three month period ended September 30, 2005 as compared with $147,128 for the respective prior year period. The decrease from 2005 to 2004 is due primarily to decreases in personnel and related costs including legal and accounting fees related to the development of land.

     During the three month period ended September 30, 2005 the Company had net interest expense of $52,855 as compared with net interest expense of $17,675 during the three month period ended September 30, 2004, respectively.

     The Company has $0 income taxes for the three month period ended September 30, 2005 as compared to income taxes of $0 for the three month period ended September 30, 2004.

     During the three month period ended September 30, 2005 the Company had a net income of $48,011 as compared to a net loss of $139,512 for the three month period ended September 30, 2004.

NINE MONTHS ENDED SEPTEMBER 3O, 2005 VS. NINE MONTHS ENDED SEPTEMBER 3O, 2004

     Revenues of $102,251 for the nine month period ended September 30, 2005 as compared to $2,186,898 for the nine month period ended September 30, 2004 reflect the results principally from rental income for 2005 and the sale of land for 2004.

     The cost of sales of $1,967,617 for the nine month period ended September 30, 2005 as compared to the cost of sales of $1,539,781 for the nine month period ended September 30, 2004 represents the cost of sales of land.

     Administrative expenses were $160,305 for the nine month period ended September 30, 2005 as compared with $119,385 for the respective prior year period. The increase from 2005 to 2004 is due primarily to increases in costs including legal and accounting fees related to the development of land.

     During the nine month period ended September 30, 2005 the Company had net interest expense of $252,015 as compared with net interest expense of $27,524 during the nine month period ended September 30, 2004, respectively.

     The Company has $0 income taxes for the nine month period ended September 30, 2005 as compared to income taxes of $310,561 for the nine month period ended September 30, 2004.

During the nine month period ended September 30, 2005 the Company had a net loss of $(2,516,338) as compared to net income of $286,671 for the nine month period ended September 30, 2004.

     The Company had a $16,355,227 increase in accounts payable and other liabilities for the period ended September 30, 2005 as compared with a decrease of $0 for the period ended September 30, 2004.

     Stockholders' equity decreased by $3,124,250 to $16,739,170 for the period ending September 30, 2005 compared $19,863,420 for the period ended September 30, 2004.

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

     The Company's cash decreased $151,561 during the three months ended September 30, 2005. Cash flows used by operating activities of $(246,898) and cash flows used by investing activities of $0 and an effect of exchange in exchange rate of $33,726 were less than cash flows from financing activities of $61,611. Operating activities used cash flows to reduce the Company's inventories and receivables, increase accounts payable, decrease taxes payable and increase receivables to related parties for the nine months ended September 30, 2005. Investing activities were 0 for the nine months ended September 30, 2005. Financing activities provided cash flows from mortgage notes payable.

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

     On April 30, 2003, the FASB issued Statement No. 149 ("SFAS No. 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement No. 133. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement No. 133, and it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003 and is to be applied prospectively. Upon adoption of SFAS No. 149, there was no effect on its financial position, cash flows or results of operations.

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

ITEM 3. CONTROLS AND PROCEDURES

     a) Evaluation of Disclosure Controls and Procedures. As of September 30, 2005, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act , Rule 13a-15(d) and 15d-15(d) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

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

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the Security Holders of the Company for a vote during the three months ended September 30, 2005.

ITEM 5 OTHER INFORMATION

     On November 17, 2005 the Company decided that it will no longer be pursuing the acquisition and development of certain real estate that had been previously owned by Elvis Presley. The Company has terminated its interest in Circle G Resort, LLC, an entity which was 51% owned by the Company formed to purchase the property, as previously announced.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

   Number           Exhibit
---------      -----------------------------------------------------------------
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

4.3 Agreement between Gary Stewart and the Company dated on or about August 20, 2004 (incorporated by reference to the Company's Registration Statement on Form S-8, filed on April 13, 2004)

31.1           Certification  of  Principal   Executive  Officer  and  Principal
               Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Principal Financial Officer)

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL REALTY DEVELOPMENT CORPORATION

BY:  /s/ Robert Kohn
     ---------------
     Robert Kohn
     Chief Executive Officer and
     Chief Financial Officer

Dated:  November 21, 2005
                                       16