Form 10KSB
period 2005-12-31
Global Realty Development Corp
filed 2006-05-15
CIK 1118629

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 000-32467

                         Global Realty Development Corp.
                         -------------------------------
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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.) Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The Issuer's revenues for the year ending December 31, 2005 were $131,551.

As of May 5th, 2006 the number of shares outstanding of the Issuer's common stock was 90,631,469.

As of May 5th, 2006 the aggregate number of shares held by non-affiliates was approximately 21,415,004.

As of May 5th, 2006 the aggregate market value of the Issuer's common stock held by non-affiliates was $19,915,954, based on the average bid and asked price of $.93 per share as of May 4th, 2006.

DOCUMENTS INCORPORATED BY REFERENCE  None

                                   FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                      INDEX

                                     PART I


                                                                                         Page
Item 1.        Description of Business                                                   4
Item 2.        Description of Property                                                   6
Item 3.        Legal Proceedings                                                         8
Item 4.        Submission of Matters to a Vote of Security Holders                       8

                                     PART II

Item 5.        Market for the Registrant's Common Equity,                                9
               Related Stockholder Matters and Small Business Issuer Purchases
               of Equity Securities
Item 6.        Management's Discussion and Analysis or Plan of Operation                 9
Item 7.        Financial Statements                                                     14
Item 8.        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                                      30
Item 8A.       Controls and Procedures                                                  30
Item 8B        Other Information                                                        30

                                    PART III

Item 9.        Directors, Executive Officers, Promoters and Control Persons; Compliance
               with Section 16(A) of the Exchange Act.                                  31
Item 10.       Executive Compensation                                                   32
Item 11.       Security Ownership of Certain Beneficial Owners and Management and
               Related Stockholder Matters                                              34
Item 12.       Certain Relationships and Related Transactions                           36
Item 13.       Exhibits                                                                 37
Item 14        Principal Accountant Fees and Services                                   37
SIGNATURES                                                                              38

                 STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this annual report, references to "Global Realty Development Corporation," "GRD," "the Company," "we," "us," and "our" refer to Global Realty Development Corporation.

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

ITEM 1. DESCRIPTION OF BUSINESS

Organizational History

     The Company was incorporated in the State of Delaware in March 2000 under the name Indigo Energy, Inc. Pursuant to a Share Exchange Agreement entered into as of September 4, 2004, the Company acquired and three wholly-owned Australian subsidiaries: (i) Australian Agriculture and Property Management Limited, (ii) No. 2 Holdings Pty. Ltd., and(iii) Victorian Land Holdings Pty. Ltd. At the time of the acquisition, the Company changed its name to Australian Agriculture and Property Development Corporation and on April 1, 2005 changed its name to Global Realty Development Corporation. During 2005, the Company formed a fourth Australian subsidiary Ausland Properties, Ltd. and now operates through four wholly-owned Australian subsidiaries.

Overview of Business

     Prior to the Share Exchange Agreement, the Company had no operations and was seeking to acquire another business. The Company, through its Australian subsidiaries, is engaged in the real estate development business in Australia.

Real Estate Development

     To date, the Company's primary business has been land development for commercial and residential use with properties located primarily in Australia. The principal activities of the Company and its consolidated subsidiaries include: obtaining zoning and other entitlements for land it owns or controls through purchase or purchase options and improving the land for commercial or residential development by building roads, putting in utilities and obtaining zoning. Once the land owned by the Company has basic utilities, the Company may sell unimproved land to other developers or home builders, sell improved land to other developers or home builders or participate in joint ventures with other developers, investors or homebuilders to finance and construct additional infrastructures and homes.


     The Australian government has targeted certain areas within the country for real estate development. The Company has purchased and intends to purchase raw land in these targeted areas and intends to develop the properties by building infrastructure, such as roads and utilities. The Australian government then provides these targeted areas with mass transit and additional infrastructures necessary for further development of these areas. The work provided by the government therefore adds value to the properties acquired or to be acquired by the Company. The Company has accumulated a land bank by securing major tracks of land in the zoned development corridors in many major eastern seaboard cities in Australia. Currently the Company has 23 residential and commercial land projects in its portfolio with the majority of the Company's projects on the eastern seaboard of Australia. Each of the individual developments range from 17 - 302 home sites in size and are specifically designed and constructed to meet market considerations, accounting for sensitivities of specific community requirements and needs.

     Generally, the Company's approach to projects is to acquire, subdivide, add infrastructure such as roads and utilities, develop, and either sell to homebuilders or build and sell the real estate.

Additional Business Opportunities

     During 2006, the Company will focus its immediate efforts on (i) acquiring and developing properties in Australia that the Company has targeted for purchase or currently owns, (ii) evaluating real estate developments in the United States and (iii) evaluating the acquisition of Pachinko parlors, a $250 Billion industry and one of the largest industries in Japan. However, the Company may also consider other strategic and joint venture opportunities; and there can be no assurance that the Company will accomplish, in whole or in part, all or any of the above strategic goals.

     The Company is in discussions with various potential joint venture development partners. These discussions include equity and debt for the development of real estate properties in the United States and Australia and the acquisition of Pachinko parlors. To date there have been no definitive agreements executed and there can be no assurance that any such agreements will be executed.

Real Estate and Entertainment Developments United States

     The Company is actively pursuing discussions with builder/owner-operators of Amusement Parks and Advanced Electronic Imagery. The Company believes that having an entertainment project or projects will be consistent with its overall plans for real estate development in the United States. The plans would include lot acquisitions and residential and commercial build-out of the surrounding areas of the entertainment projects.

     The Company is in discussions with various potential joint venture development partners. These discussions include equity and debt for the acquisition of real estate and the development of real estate properties in the United States. To date, there have been no definitive agreements executed with respect to any projects to be undertaken or financing arrangements for any such projects.

Pachinko Industry

     The overall fundamentals of the Pachinko Industry are similar to the traditional U.S. Gaming industry. Pachinko is a type of casino slot machine pinball game that has become the biggest market in the entertainment industry in Japan. There are two types of Pachinko machines; a conventional Pachinko machine, and a Pachislot machine, originating from the slot machine. According to the Japanese Ministry of Economy over 24 million adults are regular patrons of pachinko establishments. A survey conducted by the Institute for Free Time Design showed that the annual sales of the Pachinko industry equal about $252 Billion. Approximately 318,000 people are employed in the pachinko industry.

     These sales figures are about 4.7 times more than the U.S. casino industry. Whereas U.S. casinos may only operate in certain areas in the United States, such as Las Vegas, Pachinko parlors operate throughout Japan. The accessibility of the parlors allows more people to play, more often, and has resulted in over 16,504 Pachinko parlors in Japan.

     The Company will face stiff competition with over 16,504 Pachinko parlors established in Japan. Many of those parlors have histories of over 50 years. The competitors will have significantly greater name recognition and financial and marketing resources than the Company. New expansion and development activity is occurring in each of the relevant markets, which may be expected to intensify competitive pressures. In addition, many of the public traded U.S. gaming companies are moving into fast growing Macau. This may intensify competition in Japan. These companies include Wynn Resorts, Limited (NadsaqNM: WYNN) - Wynn Macau, and Las Vegas Sands Corp (NYSE: LVS) - Sands Macau Casino.

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

Employees

     As of December 31, 2005, the Company had a total of three full time employees. None of its employees are represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

Consultants

     Due to the nature of its business, the Company actively utilizes consultants on a project-by-project basis providing the company with flexibility and savings by not having a large core fixed employment contracts. This is common in a project-based organization. The company has a global presence with directors and consultants located in Australia, the United States and Japan.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company's principal facility is at Level 4, 973 Napean Highway, Moorabbin, 3189 Victoria, Australia. The office site is approximately 7,534 square feet where the rental is approximately $8,500 per month. The lease has a current three year term with two additional three year options. The Company believes that its space is adequate for its current needs and is generally well maintained, in good condition and adequate for their present and proposed uses.

     The Company owns an office complex on 2.72 acres at 65 Green Hill Rd., Wayville SA, which has 5,382 square feet of office space which it leases to tenants. The mortgage on this property as of December 31, 2005 was $489,654. In addition, the Company owns 254 acres of agricultural investment property consisting of plantations. This property is located at 578 Mountain Top Road and has an outstanding mortgage at December 31, 2005 of $550,000.

     The Company's corporate office is located at 11555 Heron Bay Boulevard, Suite 200, Coral Springs, Florida 33076. The facility is approximately 120 square feet with the use of Media rooms, teleconferencing facilities and meeting rooms. The rent is approximately $600 per month. The lease is currently a one year lease. The Company believes that its space is adequate for its current needs and is generally well maintained, in good condition and adequate for their present and proposed uses.

     The following are the properties of the Company and its subsidiaries, which are owned in connection with its business activities:

------------------------------- ----------------------- --------- ----------------------------------------------------
Property                        Location                Acres     Present or Planned Use
------------------------------- ----------------------- --------- ----------------------------------------------------
Boags Road, Leongatha           Victoria                98        55 allotments ranging from 1 acre to 7.25 acres. A
                                                                  planning permit has been granted for this property.
------------------------------- ----------------------- --------- ----------------------------------------------------
Switchback Road                 Victoria                *         Key to larger development
Chirnside Park
------------------------------- ----------------------- --------- ----------------------------------------------------
Collard Drive                   Victoria                8         Held  pending  acquisition  of  further  parcels of
Diamond Creek                                                     land. Currently could subdivide into 30 lots
------------------------------- ----------------------- --------- ----------------------------------------------------
Eggersdorf Road                 Queensland              20        Sold for  AUD12,000,000,  subject to a DA  planning
Ormeau                                                            approval - settlement January 2007
------------------------------- ----------------------- --------- ----------------------------------------------------
Rifle Range Road                Queensland              23        Nearly completed 98 lot subdivision,  needs 4 weeks
Pimpama                                                           on site by construction company.
------------------------------- ----------------------- --------- ----------------------------------------------------
Yawalpah Road                   Queensland              5         24 lot subdivision to start within 12 months
Coomera
------------------------------- ----------------------- --------- ----------------------------------------------------
Ghostgum Road                   Queensland              8         Sold    unconditionally    in   April   2006,   for
Coomera                                                           AUD2,000,000
------------------------------- ----------------------- --------- ----------------------------------------------------
Reserve Road                    Queensland              10        34 lot subdivision to start in 18 months.
Upper Coomera
------------------------------- ----------------------- --------- ----------------------------------------------------
Baileys Creek Road              Queensland              10        17 lot subdivision to start in 12 months.
Upper Coomera
------------------------------- ----------------------- --------- ----------------------------------------------------
Mountain Top Road               New South Wales         249       Paulownia tree  plantation  with some Macadamia nut
Mountain Top via Nimbin                                           trees
------------------------------- ----------------------- --------- ----------------------------------------------------
Greenhill Road                  South Australia         *         Rental Investment with plans to extend.
Wayville
------------------------------- ----------------------- --------- ----------------------------------------------------
Collard Drive                   Victoria                30        Immediate  subdivisions  start  available  into 108
Diamond Creek                                                     blocks.
------------------------------- ----------------------- --------- ----------------------------------------------------
Berwick Cranbourne Road         Victoria                30        Three  years  to  rezone,  10  acres  destined  for
Cranbourne                                                        commercial zoning.
------------------------------- ----------------------- --------- ----------------------------------------------------
Berwick Cranbourne Road         Victoria                66        302 lots available,  Rezoning available in short to
Cranbourne                                                        medium term.
------------------------------- ----------------------- --------- ----------------------------------------------------
High Street                     Victoria                *         Old  Factory   structure,   subdividable   into  29
Preston                                                           residential units and 2 commercial units.
------------------------------- ----------------------- --------- ----------------------------------------------------
Thompsons Road                  Victoria                68        149 lots, long term project for re zoning.
Clyde North
------------------------------- ----------------------- --------- ----------------------------------------------------
Hardys Road                     Victoria                59        112 lots, medium to long term project.
Clyde
------------------------------- ----------------------- --------- ----------------------------------------------------
Settlement Road                 Victoria                16        71  lot  subdivision,  available  to  start  in the
Drouin                                                            short term
------------------------------- ----------------------- --------- ----------------------------------------------------
Waverley Drive Pimpama          Queensland              19        Short term project for an 81 lot subdivision.
------------------------------- ----------------------- --------- ----------------------------------------------------
Pacific Highway                 New South Wales         *         67 single and two story  units  available  to start
Hamlyn Terrace                                                    in the short term.
------------------------------- ----------------------- --------- ----------------------------------------------------
Winery Lane                     Victoria                9         Seeking planning approvals on various applications.
Gisborne
------------------------------- ----------------------- --------- ----------------------------------------------------
Racecourse Road                 Queensland              3         Existing  6  story  permit,   permission  is  being
Bundall                                                           sought to extend to 20 stories.
------------------------------- ----------------------- --------- ----------------------------------------------------
Beattys Road                    Victoria                152       Awaiting zoning in the medium term.
Hillside
------------------------------- ----------------------- --------- ----------------------------------------------------
Wollahra Rise                   Victoria                30        Has been  rezoned,  likely start within 3 years for
Wyndam Vale                                                       150 lots.
------------------------------- ----------------------- --------- ----------------------------------------------------

* Less than 1 acre.

ITEM 3. LEGAL PROCEEDINGS

     On December 13, 2004, in connection with an action being brought against a shareholder of the Company, the Supreme Court of Victoria in Melbourne, Australia placed an injunction against all of the Company's wholly- owned subsidiaries which restricted the Company's ability to sell real estate holdings and prohibited certain business transactions. The Supreme Court of Victoria on March 3, 2006 ruled in favor of the Company without any payment required by the Company and removed the injunctions against all properties and assets.

     Because of the length of time it took for this matter to be resolved, the Company lost various properties and could not operate for this past year and therefore had no revenues from the sale of properties. The Company held options on various properties which were also lost resulting in the loss of many opportunities. Our stock price also fell from $4.00 per share to under $1.00 per share at times. The Company has now retained Australian counsel to pursue recovery of damages which we believe are in excess of AUD$79 Million (approximately $58 Million in US dollars) plus the resulting losses from our common stock devaluation. A hearing date of August 2006 has been set to hear our claim costs as a non party. The case to recover damages will follow the hearing of the claim for costs at a date to be set by the Court. We intend to file suit to recover losses caused by this wrongful injunction for this past 15 months.

     In May 2006, a Consent Judgment, in the amount of $2,401,937.69 (which includes $100,663.20 of attorneys fees and costs, as well as $1,701 of interest), was entered against the Company in the United States District Court for the Southern District of New York. The Consent Judgment was issued following the submission by Sapphire Developments Limited of an Affirmation to the Court based upon the Company's failure to make payments required pursuant to a Settlement Agreement and Stipulation entered into between Sapphire Developments Limited and the Company on April 12, 2006. The Settlement Agreement and Stipulation were entered into following the commencement of an action by Sapphire Developments Limited in the United States District Court for the Southern District of New York in January 2006 for inter alia breach of a certain Pledge and Escrow Agreement and breach of Contract for default on a certain Promissory Note originally entered into between the parties on August 20, 2005.

     From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company's business. Except as described above, the Company is currently not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

         None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

     The Company's common stock is traded on the OTC Bulletin Board under the symbol "GRLY"

     As of May 5, 2006, there were 392 holders of record of 90,631,469 shares of the Company's common stock. This does not reflect those shares held beneficially or those shares held in "street" name.

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

       ----------------------------------- ----------------- ----------
                                                 High           Low
       ----------------------------------- ----------------- ----------
       2005
       ----------------------------------- ----------------- ----------
              First Quarter                       7.00           2.00
       ----------------------------------- ----------------- ----------
              Second Quarter                      4.26           1.25
       ----------------------------------- ----------------- ----------
              Third Quarter                       2.10           1.02
       ----------------------------------- ----------------- ----------
              Fourth Quarter                      1.50            .38
       ----------------------------------- ----------------- ----------

       ----------------------------------- ----------------- ----------
       2004
       ----------------------------------- ----------------- ----------
              First Quarter                       0.89           0.25
       ----------------------------------- ----------------- ----------
              Second Quarter                      0.52           0.30
       ----------------------------------- ----------------- ----------
              Third Quarter*                      0.50           0.30
       ----------------------------------- ----------------- ----------
              Fourth Quarter                      3.00           0.50
       ----------------------------------- ----------------- ----------

       ----------------------------------- ----------------- ----------

Recent Issuances of Unregistered Securities.

     Effective April 7, 2006 the Company retained Redwood Consultant, LLC to provide it with consulting services and assist with stockholder relations. In connection thereto the Company issued to Redwood Consultant, LLC 2,100,000 shares of common stock of the Company, which issuance is exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

Overview

     The primary objective of the Company's management is to maximize shareholder wealth. The Company attempts to accomplish this objective by increasing the number of real estate development projects and seeking other business opportunities. Management believes revenues and earned income can be increased by acquiring the remaining properties the Company has targeted in Australia and by acquiring interests in real estate development projects in the United States. Management further believes by working with joint venture partners, it can rapidly begin to develop real estate projects throughout Australia, the United States and other countries.

     The Company to date has been primarily a commercial and residential land development and homebuilding company with properties located primarily in Australia. The principal activities of the Company and its consolidated subsidiaries include: obtaining zoning and other entitlements for land it owns or controls through purchase or purchase options and improving the land for commercial and residential development by building roads, putting in utilities and subdividing the land. Once the land owned by the Company is entitled, the Company may either sell unimproved land to other developers or homebuilders, sell improved land to other developers or homebuilders, or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes.

     The Company currently has on-going Australian projects on various seaboard cities of the Eastern coastal regions of Australia. The Company's inventory of entitled land available for projects will always be limited by its ability to finance new projects. Therefore, the Company has begun discussions with various financing organizations for the purpose of providing lines of credit and other financings for current and future real estate projects. The Company is continuing to pursue lot acquisition opportunities throughout Australia.

     Real estate held for current development or sale and land held for future development (real estate properties) are carried at fair value. The Company's real estate properties are subject to a number of uncertainties which can affect the values of those assets. These uncertainties include litigation or appeals of regulatory approvals and availability of adequate capital, financing and cash flow. In addition, future values may be adversely affected by increases in property taxes, increases in the costs of labor and materials and other development risks, changes in general economic conditions, including higher mortgage interest rates, and other real estate risks such as the general demand for housing and the supply of competitive products. Real estate properties do not constitute liquid assets and, at any given time, it may be difficult to sell a particular property for an appropriate price.

     During 2004 the Supreme Court of Victoria in Melbourne, Australia had issued an order to restrain business operations of the subsidiaries of the Company. Due to that order, the Company suffered damages and losses. As of March 3, 2006 the Supreme Court of Victoria in Melbourne, Australia has issued an order immediately releasing all of the properties held by the Company's Australian subsidiaries from all restraints that were in effect as a result of an action being brought against a shareholder of the Company in the Supreme Court of Victoria in Melbourne, Australia. The favorable ruling, which results in the immediate turning over of all cash funds, real estate assets and the operations of the Company's Australian subsidiaries back to the Company, did not require the Company to make any payments.

     Because of wrongful injunction for the past 15 months, all sales of properties were stopped as well as development activities. Therefore, revenues were only a result of rental income for 2005.

     The Company intends to pursue the recovery of damages and losses which it believes is in excess of $79 Million AUD. A hearing date of August 2006 has been set to hear our claim costs as a non party. The case to recover damages will follow the hearing of the claim for costs at a date to be set by the Court.

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

RESULTS OF OPERATIONS

     Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

                                               Twelve Months                        Twelve Months
                                               Ended                                Ended
                                               December 31,   2005                  December 31, 2004
                                               -----------------                    -----------------
Total Revenue . . . . . . .                    $         131,551                    $       5,021,135
                                               =================                    =================

Cost of Sales                                  $       7,443,080                    $       3,268,861


Selling, General and Administrative Expenses   $       1,113,297                    $         490,068


Other Income (Expense)
Provision for doubtful accounts                $       1,617,453                    $               0
Depreciation                                   $           9,218                    $           6,196
Interest Expense                               $         591,214                    $         357,979
One Time Stock Compensation Expense            $               0                    $       2,745,000
Income Taxes                                   $               0                    $       1,025,403

TWELVE MONTHS ENDED DECEMBER 31, 2005 VS. TWELVE MONTHS ENDED DECEMBER 31, 2004

Revenues of $131,551 for the twelve month period ended December 31, 2005 as compared to $5,021,135 for the twelve month period ended December 31, 2004 is a direct result due to the sanctions imposed by the Supreme Court of Victoria, Australia. Because of the injunctions the Company could not sell any land.

The cost of sales of $7,443,080 for the twelve month period ended December 31, 2005 as compared to $3,268,861, the cost of sales for the twelve month period ended December 31, 2004. For 2005 a provision for loss on future sale of land has been included for $7,443,080.

Expenses from operations were $1,113,297 for the twelve month period ended December 31, 2005 as compared with $490,068 for the respective prior year period. The increase from 2004 to 2005 is due primarily to increases in personnel and related costs, legal and accounting fees related to the sanctions imposed by the Supreme Court of Victoria, Australia.

There was $-0- non-cash stock based compensation for the twelve months ended December 31, 2005 as opposed to a one time non-cash stock based compensation charge of $2,745,000 during the twelve months ended December 31, 2004 for 2005.

During the twelve month period ended December 31, 2005 net interest expense of $591,214 as compared with net interest expense of $357,979 during the twelve month period ended December 31, 2004, respectively.

$0 income taxes for the twelve month period ended December 31, 2005 as compared to income taxes of $1,025,403 for the twelve month period ended December 31, 2004.

Net Loss of $10,642,711 for the twelve month period ended December 31, 2005 as compared to a Net Loss of $2,872,372 for the twelve month period ended December 31, 2004 is a direct result due to the sanctions imposed by the Supreme Court of Victoria, Australia.

The Company had a decrease in accounts payable and other liabilities of $10,807,267 for the period ended December 31, 2005 as compared with a decrease of $12,293,575 for the period ended December 31, 2004.

Stockholders' equity decreased by $11,441,534 for the period ending December 31, 2005 compared to an increase of $2,648,601 for the period ended December 31, 2004 which is a direct result due to the sanctions imposed by the Supreme Court of Victoria, Australia.

LIQUIDITY AND CAPITAL RESOURCES

The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations. For the 12 month period of 2005, because of the sanctions of the Court, the Company had limited operating abilities, and, as a result, had negative cash flow from operations. Global needs to raise additional financing through public or private equity financing, bank financing or other sources of capital for the purposes of acquiring new real estate development properties and further development of its existing properties. Global also intends to sell properties to increase cash flows now that the restraining order has been released. We cannot predict whether we will be successful in obtaining sufficient capital to fund the acquisition of new real estate development properties and the further development of existing properties. If we are unable to obtain sufficient funds in the near future, such event will delay the acquisition of new real estate development properties and the further development of existing properties and likely will have a material adverse impact on us and our business prospects.

Global's cash and cash equivalents decreased $118,425 during the twelve months ended December 31, 2005. Cash flows used by operating activities of $(1,334,383) and cash flows used by investing activities of $0 were less than cash flows from financing activities of $2,014,786.

Operating activities used cash flows to decrease the Company's accounts payable and liabilities for the twelve months ended December 31, 2005 and decrease inventories. Investing activities were $ 0 as a direct result due to the sanctions imposed by the Supreme Court of Victoria, Australia. Financing activities provided cash flows in the form of unsecured loans from related parties and mortgage notes payable.

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

     Given the facts and circumstances described above, the Company believes that the eventual development of the above projects will result in realization of an amount that is substantially in excess of the book value of the projects acquired and presently reflected in the Company's consolidated financial statements. The Company has received outside appraisals on an "as developed basis" which have supported the Company's beliefs, although there can be no assurance that those beliefs will be validated or realized.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENT INDEX

                                                                            Page

Report of Independent Registered Public Accounting Firm......................16

Consolidated Balance Sheets.............................. ...................17

Consolidated Statements of Operations........................................18

Consolidated Statements of Cash Flows .......................................19

Consolidated Statements of Stockholders' Equity .............................20

Notes to the Consolidated Financial Statements ..............................22

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


                              MEYLER & COMPANY, LLC
                          CERTIFIED PUBLIC ACCOUNTANTS
                                  ONE ARIN PARK
                                 1715 HIGHWAY 35
                              MIDDLETOWN, NJ 07748



             Report of Independent Registered Public Accounting Firm


To the Board of Directors
Global Realty Development Corp.
Victoria, Australia

We have audited the accompanying consolidated balance sheets of Global Realty Development Corp. as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company incurred net losses of $10,642,711 and $2,872,372 for the years ended December 31, 2005 and 2004, respectively. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                           /s/ Meyler & Company, LLC



Middletown, NJ
May 12, 2006

                         GLOBAL REALTY DEVELOPMENT CORP.

                           CONSOLIDATED BALANCE SHEETS

                                                                                        December 31,
                                                                                ------------------------------
                                                                                    2005            2004
                                                                                --------------  --------------
                                     ASSETS
Cash and cash equivalents                                                       $       20,670  $      139,095
Inventories-at the lower of cost or
   fair value-lots held for sale                                                    51,263,289      76,851,026
Miscellaneous receivables                                                               33,433           5,289
Receivable from related party                                                          574,672       1,453,783
Property, plant and equipment                                                        1,591,138       1,600,355
Prepaid expenses and other assets                                                      310,421
                                                                                --------------  --------------

       Total Assets                                                             $   53,793,623  $   80,049,548
                                                                                ==============  ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Convertible subordinated note                                                $    2,400,000
   Accounts payable and other liabilities                                           11,422,129  $   37,695,139
   Mortgage notes payable                                                           20,926,845      20,068,258
   Accrued interest expense                                                            699,463         106,663
   Loans from related parties-unsecured                                              1,849,543
   Loans from related parties-secured                                                5,160,888
   Income taxes payable                                                              2,346,735       2,316,068
   Other taxes payable                                                                 566,138
                                                                                --------------  --------------

       Total Liabilities                                                            45,371,741      60,186,128
Stockholders' Equity:
   Preferred stock, $0.001 par value, 10,000,000 shares
     authorized, no shares issued and outstanding
   Common stock $0.001 par value, 90,000,000 shares
     authorized , 86,054,334  shares issued and outstanding
     at December 31, 2005 and 2004                                                      86,054          86,054
Paid in capital                                                                     19,693,803      19,693,803
   Accumulated other comprehensive income                                            1,244,653       2,043,480
Retained earnings (deficit)                                                        (12,602,628)     (1,959,917)
                                                                                --------------  --------------
       Total Stockholders' Equity                                                    8,421,882      19,863,420
                                                                                --------------  --------------
       Total Liabilities and Stockholders' Equity                               $   53,793,623  $   80,049,548
                                                                                ==============  ==============

                 See accompanying notes to financial statements.

                         GLOBAL REALTY DEVELOPMENT CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   Year Ended December 31,
                                                                                   2005              2004
                                                                                --------------  --------------
Revenues:
   Land sales                                                                                   $    4,893,376
   Other                                                                        $      131,551         127,759
                                                                                --------------  --------------
     Total Revenue                                                                     131,551       5,021,135
Expenses:
   Cost of sales, including provision for loss on
     future sale of land of $7,443,080 and $757,865 in
     2005 and 2004, respectively                                                     7,443,080       3,268,861
   Administrative                                                                    1,113,297         490,068
   Provision for doubtful accounts                                                   1,617,453
   Stock based compensation                                                                          2,745,000
   Interest                                                                            591,214         357,979
   Depreciation                                                                          9,218           6,196
                                                                                --------------  --------------
     Total Expenses                                                                 10,774,262       6,868,104
                                                                                --------------  --------------
Income (loss) before income taxes                                                  (10,642,711)     (1,846,969)
Income taxes                                                                                         1,025,403
                                                                                --------------  --------------
Net income (loss)                                                               $  (10,642,711) $   (2,872,372)
                                                                                ==============  ==============

Net (loss) income per common share
   (basic and diluted)                                                          $        (0.12) $        (0.03)
                                                                                ==============  ==============
Weighted average common shares outstanding                                          86,054,334      86,054,334
                                                                                ==============  ==============

                 See accompanying notes to financial statements.

                         GLOBAL REALTY DEVELOPMENT CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    Year Ended December 31,
                                                                                    2005           2004
                                                                                -------------  -------------
CASH FLOWS FROM
OPERATING
   ACTIVITIES
   Net income (loss)                                                            $ (10,642,711) $  (2,872,372)
Adjustments to reconcile net income to
     cash flows used in operating activities:
       Depreciation                                                                     9,218          6,196
       Provision for inventory loss                                                 7,443,080        528,694
       Provision for doubtful accounts                                              1,367,453
       Stock based compensation                                                                    2,745,000
   Changes in operating activities:
     (Increase) decrease in prepaid expenses                                         (310,421)       283,914
     (Increase) decrease in inventories                                            23,587,544      2,312,226
(Increase) decrease in receivables                                                    (28,144)     1,280,593
     (Increase) in related party receivable                                          (108,322)    (3,440,923)
     (Decrease) increase in accounts payable and
       other liabilities                                                          (23,841,685)   (12,293,575)
     Increase in accrued interest                                                     592,800
     Increase in taxes payable                                                        596,805        887,956
                                                                                -------------  -------------
       NET CASH USED IN OPERATING
            ACTIVITIES                                                             (1,334,383)   (10,562,291)
                                                                                -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                                              (37,628)
                                                                                -------------  -------------
       NET CASH USED IN INVESTING
         ACTIVITIES                                                                                  (37,628)
                                                                                -------------  -------------

CASH FLOWS FROM FINANCING  ACTIVITIES
   Mortgages notes payable                                                            858,587
   Loans from related parties, unsecured                                            1,156,199     10,695,934
   Capital contributions                                                                             250,000
                                                                                -------------  -------------
       NET CASH PROVIDED BY FINANCING
         ACTIVITIES                                                                 2,014,786     10,445,934
                                                                                -------------  -------------

EFFECT OF EXCHANGE RATE
   CHANGES ON CASH                                                                   (798,828)        21,900
                                                                                -------------  -------------
(DECREASE) INCREASE IN CASH                                                          (118,425)       117,915
CASH, BEGINNING OF PERIOD                                                             139,095         21,180
                                                                                -------------  -------------
CASH, END OF PERIOD                                                             $      20,670  $     139,095
                                                                                =============  =============

SUPPLEMENTAL CASH FLOW INFORMATION
   Non-cash refinancing of accounts payable/inventories                             2,431,325     12,729,894
   Contingent capital shares payable for land purchases                             5,784,155
   Non-cash refinancing of related party loans/inventories                          2,919,635
   Convertible subordinated note                                                    2,400,000
   Receivable from related party, secured                                            (574,672)
   Provision for doubtful accounts                                                  1,367,453
   Non-cash tax offset to related party loan                                          829,578

                 See accompanying notes to financial statements.

                         GLOBAL REALTY DEVELOPMENT CORP.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                        Accumulated
                                                                Additional                 Other           Total
                                      Common Stock               Paid In      Retained   Comprehensive  Stockholders
                                         Shares        Amount    Capital      Earnings   Income (Loss)    Equity
                                     -------------------------------------------------------------------------------
Balance, December 31, 2002                  100    $     315                  $ 380,784   $   34,900    $   415,999
Additional capital contribution                                 $1,704,567                                1,704,567
Net income for the year ended
   December 31, 2004                                                            531,671                     531,671
Adjustments from exchange rate
   changes                                                                                    (3,636)        (3,636)
                                                                                                        -----------
Comprehensive income                                                                                        528,035
                                     ----------    ---------    ----------    ---------   ----------    -----------
Balance, December 31, 2004
   prior to reverse merger                  100          315     1,704,567      912,455       31,264      2,648,601
Reverse merger (Note 1)
   Exchange of AAPD shares
     for Global Wireless Satellite
     Networks [USA], Inc,                  (100)        (315)          315
   Stockholder's equity of Global
     Wireless Satellite Networks,
     [USA], Inc. at date of merger    1,054,334        1,054     1,113,150   (1,114,204)
   Reverse merger capitalization                                (1,114,204)   1,114,204
   Issuance of shares at date of
     merger                          85,000,000       85,000       (85,000)
                                     ----------    ---------    ----------    ---------   ----------    -----------
Balance December 31, 2004
   after giving retroactive
   effect to reverse merger          86,054,334       86,054     1,618,828      912,455       31,264      2,648,601




                 See accompanying notes to financial statements.


                         GLOBAL REALTY DEVELOPMENT CORP.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)





                                                                                        Accumulated
                                                                Additional                 Other           Total
                                      Common Stock               Paid In      Retained   Comprehensive  Stockholders
                                         Shares        Amount    Capital      Earnings   Income (Loss)    Equity
                                     -------------------------------------------------------------------------------

Capital contribution at date of
   Reverse Merger                                                  250,000                                  250,000
Conversion of related party loans
   to equity                                                    15,079,975                               15,079,975
Issuance of common stock for
   consulting services                                           2,745,000                                2,745,000
Net loss for the year ended
   December 31, 2004                                                         (2,872,372)                 (2,872,372)
Adjustments from exchange
    rate changes                                                                           2,012,216      2,012,216
                                                                                                        -----------
Comprehensive loss                                                                                          860,156
                                     ----------    ---------    ----------    ---------   ----------    -----------
Balance, December 31, 2004           86,054,334       86,054    19,693,803   (1,959,917)   2,043,480     19,863,420
                                     ----------    ---------    ----------    ---------   ----------    -----------

Net loss for the year ended
   December 31, 2005                                                        (10,642,711)                (10,642,711)
Adjustments from exchange
   rate changes                                                                             (798,827)      (798,827)
                                                                                                        -----------
Comprehensive loss                                                                                      (11,441,538)
                                     ----------    ---------    ---------- ------------   ----------    -----------
Balance, December 31, 2005           86,054,334      $86,054   $19,693,803 $(12,602,628)  $1,244,653    $ 8,421,882
                                     ==========    =========    ========== ============   ==========    ===========

                 See accompanying notes to financial statements.

                         GLOBAL REALTY DEVELOPMENT CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005


NOTE A -  BASIS OF PRESENTATION AND NATURE OF BUSINESS

          Global Realty Development Corp., (the "Company") consists of the following individual companies: Australian Agricultural and Property Management Limited ("AAPM"), Victoria Land Development Pty. Ltd. ("Victoria"), No. 2 Holdings Pty. Ltd. ("No. 2") and Ausland Properties Ltd. ("Ausland"). All the companies are in the land development business for commercial and residential use with properties located primarily in Australia.. Prior to 2003, AAPM also engaged in consulting services for land development. The Company purchases large tracts of land, provides the required infrastructure, performs subdivisions and markets the subdivided improved land to home builders. The consolidated financial statements include the results of operations of these companies since inception.

          Reverse Merger
          --------------

          On September 4, 2004, Global Wireless Satellite Networks (USA), Inc. ("Global") acquired all of the Company's outstanding common stock by the issuance of 85,000,000 shares of its $0.001 par value common stock (the "Merger"). Simultaneously, Global changed its name to Australian Agricultural and Property Development Corporation and in 2005 to Global Realty Development Corp. In connection with the merger, the Company became a wholly owned subsidiary of Global and the Company's officers and directors replaced Global's officers and directors. Prior to the merger, Global was a non-operating "shell" corporation. Pursuant to Securities and Exchange Commission rules, the Merger of a private operating company (AAPD) into a non-operating public shell corporation with nominal net assets (Global) is considered a capital transaction. Accordingly, for accounting purposes, the Merger has been treated as an acquisition of Global by the Company and a recapitalization of the Company. Since the Merger is a recapitalization of the Company and not a business combination, proforma information is not presented.

          Going Concern
          -------------

          As indicated in the accompanying financial statements, the Company incurred net losses of $10,642,711 and $2,872,372 for the years ended December 31, 2005 and 2004, respectively. Management's plans include the raising of capital through the equity market and the generating of revenue through its business. Failure to raise capital and generate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE B -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Foreign Currency Translation
          ----------------------------

          The Company considers the Australian Dollar to be its functional currency. Assets and liabilities were translated into US dollars at the period-end exchange rates. Statement of operations amounts were

                         GLOBAL REALTY DEVELOPMENT CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005


NOTE B -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Foreign Currency Translation (Continued)
          ----------------------------------------

          translated using the average rate during the year. Gains and losses resulting from translating foreign currency financial statements were accumulated in other comprehensive income, a separate component of stockholders' equity.

          Cash Equivalents
          ----------------

          For purposes of reporting cash flows, cash equivalents include investment instruments purchased with a maturity of three months or less. There were no cash equivalents in 2005 or 2004.

          Use of Estimates
          ----------------

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

          Income Recognition from Land Sales
          ----------------------------------

          Income from land sales is recorded when title is conveyed to the buyer, adequate cash payment has been received and there is no continued involvement on the part of the Company.

          Provision for Uncollectible Receivables
          ---------------------------------------

          Provisions are made and netted against receivables in the financial statements whenever the Company believes there is a potential for non-collectibility.

          Inventories
          -----------

          Inventories and lots held for sale are recorded at the lower of cost or fair value less selling costs. Fair value is defined as the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Construction costs are accumulated during the period of construction and charged to cost of sales under specific identification methods. Land, land development, and common facility costs are allocated based on buildable acres to product types within each project, then charged to cost of sales equally based upon the number of lots to be improved. For inventories under development, a loss is recorded when events and circumstances indicate impairment. The impairment loss is based on discounted cash flows generated from expected revenue, costs to complete including interest, and selling costs.

          Interest
          --------

          Costs related to properties under development are capitalized during the land development period and expensed as cost of sales interest as the related inventories are sold. Costs related to properties not under development are charged to interest expense separately in the Consolidated Statements of Operations.

                         GLOBAL REALTY DEVELOPMENT CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

NOTE  B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Land Options
          ------------

          Costs are capitalized when incurred and either included as part of the purchase price when the land is acquired or charged to operations when the Company determines it will not exercise the option.

          Post Development Completion Costs
          ---------------------------------

          In those instances when a development is substantially complete and sold and the Company has additional construction work to be incurred, actual costs are charged to operations in the current period or a provision is made for future expected work.

          Property and Equipment and Depreciation
          ---------------------------------------

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

          Net Loss Per Common Share
          -------------------------

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

          Comprehensive Income (Loss)
          ---------------------------

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

          Stock-Based Compensation
          ------------------------

          SFAS No. 123, "Accounting for Stock-Based Compensation" prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires employee compensation expense to be recorded (1) using the fair value method or (2) using the intrinsic value method as prescribed by accounting Principles Board Opinion No. 25, "Accounting

                         GLOBAL REALTY DEVELOPMENT CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005


NOTE  B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Stock-Based Compensation (Continued)
          ------------------------------------

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

          The Company accounts for stock issued for services using the fair value method. In accordance with the Emerging Issues Task Force ("EITF") 96-18, the measurement date of shares issued for service is the date at which the counterparty's performance is complete.

          Impairment of Long-Lived Assets
          -------------------------------

          The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeded the fair value of the assets.

          Fair Values of Financial Instruments
          ------------------------------------

          The Company uses financial instruments in the normal course of business. The carrying values of cash, accounts receivable, advance receivable, bank overdraft, accounts payable and accrued expenses approximate their fair value due to the short-term maturities of these assets and liabilities. The carrying values of notes payable and loans payable approximate their fair value based upon management's estimates using the best available information.

          Variable Interest Entities
          --------------------------

          In January 2003, the FASB issued FIN 46 and in December 2003, it issued a revised interpretation of FIN 46 (FIN 46-R), which supersedes FIN 46 and clarifies and expands current accounting guidance for VIEs. FIN 46 clarifies when a company should consolidate in its financial statements the assets, liabilities and activities of a VIE. FIN 46 provides general guidance as to the definition of a variable interest entity and requires it to be consolidated if a party with an ownership, contractual or other financial interest, absorbs the majority of the VIE's expected losses, or is entitled to receive a majority of the residual returns, or both. A variable interest holder that consolidates the VIE is the primary beneficiary and is required to consolidate the VIE's assets, liabilities and noncontrolling interests at fair value at the date the interest holder first becomes the primary beneficiary of the VIE. We performed a review of entities with which we have entered into contractual arrangements to purchase land or lots for future development and have determined that the Company is not the primary beneficiary of these arrangements. Although consolidation is not required, the total cost of all such properties have been included under Inventories - lots held for sale and the entire amount of the related liabilities is reflected under accounts payable and mortgage notes payable.

                         GLOBAL REALTY DEVELOPMENT CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005


NOTE  B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Recent Accounting Pronouncements
          --------------------------------

          In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (SFAS 153), "Exchanges of Non-monetary Assets." SFAS 153 amends the guidance in APB No. 29, "Accounting for Non-monetary Assets." APB No.29 was based on the principle that exchanges of non-monetary assets should be measured on the fair value of the assets exchanged. SFAS 153 amends APB No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 151 is effective for financial statements issued for fiscal years beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material effect on the Company's financial position or results of operations.

          In December 2004, the FASB revised Statement of Financial Accounting Standards No. 123 (SFAS 123(R)), "Accounting for Stock-Based Compensation." The SFAS 123(R) revision established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It does not change the accounting guidance for share-based payment transactions with parties other than employees. For public entities that file as small business issuers, the revisions to SFAS 123(R) are effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of SFAS 123(R) is not expected to have a material effect on the Company's financial position or results of operations.

          In May 2005, the FASB issued SFAS no. 154, "Accounting Changes and Error Corrections ("SFAS No. 154") which replaces APB Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of ABP Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specially, this statement requires "retrospective application" of the direct effect for a voluntary change in accounting principle to prior periods' financial statements, if it is practical to do so. SFAS No. 154 also strictly defines the term "restatement" to mean the correction of an error revising previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and are required to be adopted by the Company in the first quarter of fiscal year 2006. Management does not anticipate that adoption will have a material impact on our results of operations, financial position or cash flows.

NOTE C -  RECEIVABLE FROM RELATED PARTY

          In connection with an agreement of settlement between the company and Atlantic Wine Agencies, Inc., Dominion Wines Ltd. and Dominion Estates Pty. Ltd., the Company issued a convertible promissory note in the amount of $2,400,000 which was offset by a receivable of the same amount from Mr. Peter Voss, a major shareholder of the Company. (See Notes F and L) The receivable was secured by shares of company stock valued at $574,672. During the year, Mr. Voss made unsecured loans to the company of $457,785 which has been offset against the receivable from Mr. Voss and at December 31, 2005, the Company has provided a provision for uncollectibility in the amount of $1,367,543.

                         GLOBAL REALTY DEVELOPMENT CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

NOTE D - INVENTORIES - LOTS HELD FOR RESALE

           Inventories consist of the following at:
                                                                          December 31,
                                                                   2005                2004
                                                                -----------         -----------
                  Acquisition costs                             $47,999,304         $73,749,787
                  Development costs capitalized                   1,632,717           1,748,960
                  Borrowing and holding costs capitalized         3,504,624           2,110,144
                  Provision for future losses                    (1,873,356)           (757,865)
                                                                -----------         -----------
                                                                $51,263,289         $76,851,026
                                                                ===========         ===========

NOTE E - PROPERTY, PLANT, AND EQUIPMENT

           Property, plant, and equipment consist of the following at:

                                                                          December 31,
                                                                                                   Useful
                                                                     2005               2004        Life
                                                                -----------         -----------   --------
                  Land                                          $ 1,217,896         $ 1,217,896
                  Buildings years                                   356,517             356,517   30 years
                  Equipment                                          34,304              34,304   10 years
                                                                -----------         -----------
                                                                  1,608,717           1,608,717
                  Less: accumulated depreciation                     17,579               8,362
                                                                -----------         -----------

                                                                $ 1,591,138         $ 1,600,355
                                                                ===========         ===========

NOTE F -  CONVERTIBLE SUBORDINATED PROMISSORY NOTE

          The Company issued a subordinated promissory note to Sapphire Development Limited in accordance with a settlement agreement dated August 20, 2005. (See Note L) The note bears interest at the rate of 1% per annum, requires monthly principal and interest payments commencing on September 20, 2005 and is due on August 20, 2006. Additionally, the note is convertible into shares of the Company's common stock at any date commencing no less than 90 days from the date of the note through the date of maturity. The note is currently in default and a consent judgment has been filed against the Company.

NOTE G -  MORTGAGE NOTES PAYABLE

          Mortgage notes payable are secured by first mortgages on inventories of lots held for resale with interest rates ranging from 7.75% to 20% with a default rate of an additional 4%.

          Principal payments for the next five years are: 2006 - $13,237,674; 2007 - $7,489,362; 2008 - $71,832; 2009 - $71,832; and 2010 - $56,145.

                         GLOBAL REALTY DEVELOPMENT CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005


NOTE H -  LOANS FROM RELATED PARTIES - UNSECURED

          At various times during the year, the Chief Financial Officer of the Company made loans to the Company or paid bills on behalf of the Company aggregating $227,158. These loans are unsecured, non-interest bearing and have no specific repayment dates.

          At various times during the year, the Company's chief executive officer made loans to the Company aggregating $105,260. These loans are unsecured, non-interest bearing and have no specific repayment dates.

          At various times during the year, a principal shareholder of the Company, Mr. Peter Voss, made loans to the Company aggregating $464,218. These loans are unsecured, non-interest bearing and have no specific repayment dates. These loans were offset against receivables due from him.

          At various times during the year, a major shareholder of the Company, Nick Corcoris and a trust controlled by him and/or his family, made loans to the Company aggregating $359,563. These loans are interest bearing, unsecured and have no specific repayment dates.

          The balance of the loan from Nick Corcoris, from 2004 was $1,157,562. The loan bears no interest, is unsecured and has no specific repayment dates.

NOTE I -  LOANS FROM RELATED PARTIES - SECURED

          At December 31, 2005, Nick Corcoris, a shareholder of the Company, had the following transactions during the year ended December 31, 2005:

              Sale of land tracks to the Company,
                with shares of Company stock
                to be issued in payment at time of settlement        $5,784,155
              Sale of land tracks to the Company to
                be paid in cash at the time of closing                2,919,635
              Advances to Mr. Corcoris during 2004                   (3,542,902)
                                                                   ------------
                                                                     $5,160,888


NOTE J -  INCOME TAXES AND DEFERRED INCOME TAXES

          The Company follows Financial  Accounting  Statement No. 109 (SFAS No.
          109). Under this method, the Company recognizes a deferred tax liability or asset for temporary differences between the tax basis of an asset or liability and the related amount reported on the financial statements. The principal types of differences, which are measured at the current tax rates, are net operating loss carry forwards. At December 31, 2005, these differences resulted in a deferred tax asset of approximately $3,030,000. SFAS No. 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Since realization is not assured, the Company has recorded a valuation allowance for the entire deferred tax asset, and the accompanying financial statements do not reflect any net asset for deferred taxes at December 31, 2005.

                         GLOBAL REALTY DEVELOPMENT CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE J - INCOME TAXES AND DEFERRED INCOME TAXES (CONTINUED)

           The provision for taxes on income consists of the following at:

                                                           December 31,
                                                      ---------------------
                                                        2005         2004
                                                      ---------  ----------
                  Current                                        $1,025,403
                                                                 ==========

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

          For Australian taxes, the Company's net operating loss carry forwards amounted to approximately $9,533,000 at December 31, 2005 and has an unlimited period to utilize. For U.S. taxes, the Company's net operating loss carry forwards amounted to approximately $850,000 at December 31, 2005 and will expire 2025.

NOTE K -  STOCKHOLDERS' EQUITY

          Under Australian tax law, an election may be made to have individual distributions from a trust taxed as a corporation. In 2004, a principal stockholder, prior to the Merger discussed in Note A to the Financial Statements, elected to contribute a gross distribution of $2,435,095 to the Company. The tax on the distribution aggregated $730,528 leaving an amount of $1,704,567 reflected as additional paid-in-capital.

          On September 4, 2004, in connection with the Reverse Merger, the stockholders contributed $250,000 towards working capital.

          On June 30, 2005, in connection with the acquisition of certain properties, the Company authorized the issuance of 3,988,071 shares at $1.51 per share contingent upon the property closings. Accordingly, as required under SFAS 141, the value of the shares was recorded as part of the inventory of lots held for sale and the corresponding liability in loans from related parties-secured. The contingent shares to be issued at the time of property closing are to a related party who is also a principal shareholder of the Company. (See Note I).

NOTE L -  LITIGATION

          On August 20, 2005, the Company entered into an agreement of settlement with Atlantic Wine Agencies, Inc., Dominion Wines Ltd. and Dominion Estates Pty., Ltd. and issued a convertible subordinated promissory note to Sapphire Development Limited in the amount of $2,400,000 (See Note C). Simultaneously, the Company received a pledge of the same amount from Mr. Peter Voss, a principal shareholder of the Company. The convertible note was due on August 20, 2005 and is currently in default. On May 2, 2006, attorneys for Sapphire Development Limited filed a consent judgment against the Company.

                         GLOBAL REALTY DEVELOPMENT CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE M -  SUBSEQUENT EVENTS

          On January 27, 2006, the Board of Directors authorized an increase in its authorized common stock to 500,000,000 shares.

          On January 30, 2006, the Company issued 2,999,063 shares of its common stock to be held in escrow for the benefit of Sapphire Development Limited in connection with their pending lawsuit against the Company. (See Note K) The shares were never delivered to the escrow agent and are held in the Company's treasury.

          On December 13, 2004, in connection with an action being brought against a major shareholder of the Company, the Supreme Court of Victoria in Melbourne, Australia placed an injunction against Australian Agricultural and Property Management Ltd., one of the Company's wholly owned subsidiaries, which restricted the Company's ability to sell certain real estate holdings and prohibited certain business transactions. As a result of this injunction, the Company was not fully operational during 2005 and had no revenues from property sales. On March 3, 2006, the Court ruled in favor of the Company and removed the injunction. The Company intends to see recovery of damages resulting from this action.

          On March 3, 2006, the Company designated 1,000,000 shares of its authorized preferred stock as Series A Preferred Stock with a stated value of $2,500. The Series A Preferred Stock is convertible one year from date of issuance into common stock of the Company at the rate of one share of Preferred to 50 shares of common stock.

          On March 27, 2006, the Board of Directors authorized the adoption of the 2006 Incentive Stock Option Plan and reserved 13,600,000 shares of common stock for the plan.

          On March 27, 2006, the Board of Directors authorized the issuance of 5,440,000 stock options under the 2006 Incentive Stock Option Plan to its Chief Executive officer at $1.05 per share. 3,440,000 shares are exercisable on March 31, 2008 and 2,000,000 shares are exercisable on March 31, 2009.

          On May 4, 2006, the Board of Directors authorized the issuance of 2,100,000 shares of common stock to Redwood Consultants for services to be provided over the ensuing 12 months.

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



ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our executive officers and directors, and their ages and positions are:

Name                 Age      Position
------------------------------------------------------------------
Robert Kohn          55       Chief Executive Officer and Director
Roger Davis          65       Chief Financial Officer and Director


Robert Kohn, Chief Executive Officer and Director. Mr. Kohn was appointed as the Chief Executive Officer of the Company in June 2005. Mr. Kohn was appointed as a member of the Board of Directors in April 2005. From April 2004 until January 2005, Mr. Kohn worked as a financial specialist for Wachovia Bank N.A. From May 2001 until April 2004, Mr. Kohn was the Chief Financial Officer of the Global Trade Group a company involved in international trade activities. From November 1999 until March 2001, Mr. Kohn was the chief executive officer and chairman of a private company he co-founded known as Assetrade a company involved in major equipment liquidation. Assetrade was merged into Internet Capital Group's sister company Go Industry AG. in 2002. GoIndustry.com is the world leader in the capital asset management business providing corporations and financial institutions a comprehensive range of industrial asset services, including disposal, valuation and related consulting with over 500 employees in 15 countries. Go Industry went public on the AIM in 2006. Mr. Kohn is a Certified Public Accountant and received a B.A. in Accounting and Economics from Temple University in 1972.


Roger Davis, Chief Financial Officer and Director. Mr. Davis was appointed as the Chief Financial Officer and a Director on February 22, 2006. Mr. Davis has been the Chief Financial Officer and a Director of the three wholly-owned subsidiaries of the Company, Australian Agriculture and Property Management Ltd., Victorian Land Development Pty. Ltd. and No. 2 Holdings Pty, Ltd. during the past five years. In addition, Mr. Davis serves as a Director on various private companies in Australia. Mr. Davis is a seasoned financial executive and oversees the company's finance, business analysis, investor, and operations departments. Mr. brings over 38 years of financial experience to the company. Before joining the Australian companies in 1997 (which later became subsidiaries of Global Realty Development Corporation), Mr Davis has been responsible for the financial status of Global's Australian operations in a wide range of roles including managing cost-analysis projects. Mr. Davis has over 20 years experience in real estate development and has also been the principal owner of an accounting firm, in Australia, for the last 20 years. Mr. Davis attended Camberell in Melbourne, Australia.

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

     Specific due dates for such reports have been established by the Commission and the Company is required to disclose any failure to file reports by such dates. The Company believes that during the fiscal year ended December 31, 2005, Harry Chauhan, its former Chief Executive Officer failed to file a Form 3 or Form 4, Robert Kohn, its former Chief Financial Officer failed to filed a Form 3 and its ten percent stockholders have failed to file a Form 3's and have therefore failed to comply with applicable Section 16(a) filing requirements.

Code of Ethics

     The Company has adopted a Code of Ethics that applies to all officers, directors and employees of the Company.

Director Compensation

     Non-employee directors receive reimbursement of reasonable out of pocket expenses incurred in connection with the attendance of meetings of the Board of Directors.

ITEM 10. EXECUTIVE COMPENSATION

     The following summary compensation table sets forth certain information concerning compensation paid to our Chief Executive Officer and our four most highly paid executive officers (the "Named Executive Officers") whose total annual salary and bonus for services rendered in all capacities for the year ended December 31, 2005 was $100,000 or more.

                                                 Summary Compensation Table
                                          Annual Compensation                              Long Term Compensation
   Name and Principal        Year       Salary      Bonus       Other Annual        Awards          Payouts
        Position                         ($)         ($)        Compensation
                                                                    ($)
    -------------------------------------------------------------------------------------------------------------
    Robert Kohn, CEO         2005       90,000*       0              0                0                0
    Roger Davis, CFO         2005      119,960        0              0                0                0
    -------------------------------------------------------------------------------------------------------------

* Mr. Kohn's salary was accrued for 2005.

Stock Option Plan

     There was no stock option plan for 2005 but on March 27, 2006 the Company adopted the 2006 Incentive Stock Option Plan.

General

     The 2006 Incentive Plan was adopted by the Board of Directors. The Board of Directors has initially reserved 13,600,000 shares of Common Stock for issuance under the 2006 Incentive Plan. Under the Plan, options may be granted which are intended to qualify as Incentive Stock Options ("ISOs") under Section 422 of the Internal Revenue Code of 1986 (the "Code") or which are not ("Non-ISOs") intended to qualify as Incentive Stock Options thereunder.

     The 2006 Incentive Plan and the right of participants to make purchases thereunder are intended to qualify as an "employee stock purchase plan" under
Section 423 of the Internal Revenue Code of 1986, as amended (the "Code"). The 2006 Incentive Plan is not a qualified deferred compensation plan under Section 401(a) of the Internal Revenue Code and is not subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA").

     On March 27, 2006, the Board of Directors authorized the issuance of 5,440,000 options to the Chief Executive Officer of our company. The exercise price of the options are $1.05 and 3,440,000 are exercisable on March 31, 2008, with the remaining exercisable on March 31, 2009.

Purpose

     The primary purpose of the 2006 Incentive Plan is to attract and retain the best available personnel for the Company in order to promote the success of the Company's business and to facilitate the ownership of the Company's stock by employees.

Administration

     The 2006 Incentive Plan is administered by the Company's Board of Directors, as the Board of Directors may be composed from time to time. All questions of interpretation of the 2006 Incentive Plan are determined by the Board, and its decisions are final and binding upon all participants. Any determination by a majority of the members of the Board of Directors at any meeting, or by written consent in lieu of a meeting, shall be deemed to have been made by the whole Board of Directors.

     Notwithstanding the foregoing, the Board of Directors may at any time, or from time to time, appoint a committee (the "Committee") of at least two members of the Board of Directors, and delegate to the Committee the authority of the Board of Directors to administer the Plan. Upon such appointment and delegation, the Committee shall have all the powers, privileges and duties of the Board of Directors, and shall be substituted for the Board of Directors, in the administration of the Plan, subject to certain limitations.

     Members of the Board of Directors who are eligible employees are permitted to participate in the 2006 Incentive Plan, provided that any such eligible member may not vote on any matter affecting the administration of the 2006 Incentive Plan or the grant of any option pursuant to it, or serve on a committee appointed to administer the 2006 Incentive Plan. In the event that any member of the Board of Directors is at any time not a "disinterested person", as defined in Rule 16b-3(c)(3)(i) promulgated pursuant to the Securities Exchange Act of 1934, the Plan shall not be administered by the Board of Directors, and may only by administered by a Committee, all the members of which are disinterested persons, as so defined.

Eligibility

     Under the 2006 Incentive Plan, options may be granted to key employees, officers, directors or consultants of the Company, as provided in the 2006 Incentive Plan.

Terms of Options

     The term of each Option granted under the Plan shall be contained in a stock option agreement between the Optionee and the Company and such terms shall be determined by the Board of Directors consistent with the provisions of the Plan, including the following:


(a) PURCHASE PRICE. The purchase price of the Common Shares subject to each ISO shall not be less than the fair market value (as set forth in the 2006 Incentive
Plan), or in the case of the grant of an ISO to a Principal Stockholder, not less that 110% of fair market value of such Common Shares at the time such Option is granted.

(b) VESTING. Any Option granted to an employee of the Company shall become exercisable over a period of no longer than five (5) years, and no less than twenty percent (20%) of the shares covered thereby shall become exercisable annually. No Option shall be exercisable, in whole or in part, prior to one (1) year from the date it is granted unless the Board shall specifically determine otherwise, as provided herein. In no event shall any Option be exercisable after the expiration of ten (10) years from the date it is granted, and no Incentive Stock Option granted to a Ten Percent Holder shall, by its terms, be exercisable after the expiration of five (5) years from the date of the Option. Unless otherwise specified by the Board or the Committee in the resolution authorizing such Option, the date of grant of an Option shall be deemed to be the date upon which the Board or the Committee authorizes the granting of such Option

(c) EXPIRATION. The expiration of each Option shall be fixed by the Board of Directors, in its discretion, at the time such Option is granted; however, unless otherwise determined by the Board of Directors at the time such Option is granted, an Option shall be exercisable for ten (10) years after the date on which it was granted (the "Grant Date"). Each Option shall be subject to earlier termination as expressly provided in the 2006 Incentive Plan or as determined by the Board of Directors, in its discretion, at the time such Option is granted.

(d) TRANSFERABILITY. No Option shall be transferable, except by will or the laws of descent and distribution, and any Option may be exercised during the lifetime of the Optionee only by him. No Option granted under the Plan shall be subject to execution, attachment or other process.

(e) OPTION ADJUSTMENTS. The aggregate number and class of shares as to which Options may be granted under the Plan, the number and class shares covered by each outstanding Option and the exercise price per share thereof (but not the total price), and all such Options, shall each be proportionately adjusted for any increase decrease in the number of issued Common Shares resulting from split-up spin-off or consolidation of shares or any like Capital adjustment or the payment of any stock dividend.

Except as otherwise provided in the 2006 Incentive Plan, any Option granted hereunder shall terminate in the event of a merger, consolidation, acquisition of property or stock, separation, reorganization or liquidation of the Company. However, the Optionee shall have the right immediately prior to any such transaction to exercise his Option in whole or in part notwithstanding any otherwise applicable vesting requirements.

(f) MODIFICATION AND AMENDMENT. The Board may, insofar as permitted by law, from time to time, with respect to any shares at the time not subject to outstanding Grants, suspend or terminate the Plan or revise or amend it in any respect whatsoever, except that without the approval of the shareholders of the Company, no such revision or amendment shall (i) increase the number of shares subject to the Plan, (ii) decrease the price at which Grants may be granted, (iii) materially increase the benefits to Participants, or (iv) change the class of persons eligible to receive Grants under the Plan; provided, however, no such action shall alter or impair the rights and obligations under any Option, or Stock Award, or Restricted Stock Purchase Offer outstanding as of the date thereof without the written consent of the Participant thereunder

Employment Agreements

     There are currently no employment agreements between the Company and any of its named executive officers.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The table below sets forth, as of May 5, 2006, the shares of our voting capital stock beneficially owned by each person, including management, known to us to be the beneficial owner of more than 5% of the outstanding shares of common stock.

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

                                                                               Percentage of Shares
               Name of Beneficial Owner              Number of Shares            Beneficially Owned
               ---------------------------------    ----------------           --------------------
               Executive officers and directors:
               Roger Davis                                400,000                     *
               Robert Kohn                                   0                        *
               All Directors and Executive
               Officers as a Group (2 persons)            400,000                     *


               5% Stockholders:
               Peter Voss (1)                          30,213,335                   33.34%
               Kathryn Voss (2)                        30,213,335                   33.34%
               Nick Corcoris (3)                        8,444,444                    9.32%
               Michael J. Corcoris (4)                 21,111,110                   23.29%
               Jennifer Corcoris (5)                    8,444,444                    9.32%

     * less than 1%

     (1) Of the shares beneficially owned by Mr. Voss, 12,044,444 shares are beneficially owned by Kathryn Voss, his wife, 4,137,222 shares are owned by A1 Financial Planners Pty Ltd, a company owned and controlled by Mr. Voss, 4,222,222 shares are owned by Australian Native Estates Pty Ltd, a company owned and controlled by Mr. Voss, 1,365,003 shares are owned by Dominion Capital Japan Pty Ltd, a company owned and controlled by Mr. Voss, 4,222,222 shares are owned by Marino
          Investment Services Pty Ltd, a company owned and controlled by Mr. Voss and 4,222,222 shares are owned by Pastor Heighs Pty Ltd, a company owned and controlled by Mr. Voss.

     (2) Of the shares beneficially owned by Mrs. Voss, 18,168,891 shares are beneficially owned by Peter Voss, her husband, 4,222,222 shares are owned by Chesley Finance Pty Ltd, a company owned and controlled by Mrs. Voss and 4,222,222 shares are owned by JEM Consulting Ltd, a company owned and controlled by Mrs. Voss.

     (3) Of the shares beneficially owned by Nick Corcoris, 4,222,222 shares are owned by Twilight Developments Pty Ltd, a company owned and controlled by Mr. Corcoris and 4,222,222 shares are owned by Urban Land Corridor Pty Ltd, a company owned and controlled by Mr. Corcoris. Mr. Corcoris disclaims any shares held by Michael J. Corcoris or Jennifer Corcoris

     (4) Of the shares beneficially owned by Michael J. Corcoris 4,222,222 shares are owned by East Dev Pty Ltd, a company owned and controlled by Mr. Corcoris, 4,222,222 shares is owned by Hierapolis Pty Ltd, a company owned and controlled by Mr. Corcoris, 4,222,222 shares are owned by Preland Pty Ltd, a company owned and controlled by Mr. Corcoris and 4,222,222 shares are owned by Size 8 Pty Ltd, a company owned and controlled by Mr. Corcoris. Mr. Corcoris disclaims any shares held by Nick Corcoris or Jennifer Corcoris.

     (5) Of the shares beneficially owned by Jennifer Corcoris, 4,222,222 shares are owned by Everjest, a company owned and controlled by Ms. Corcoris and 4,222,222 shares are owned by Perseus Pty Ltd, a company owned and controlled by Ms. Corcoris. Ms. Corcoris disclaims any shares held by Nick Corcoris or Michael J. Corcoris.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

A1 FINANCIAL PLANNERS PTY LTD.

     Effective January 31, 2006, the Company entered into an Assumption Agreement with A1 Financial Planners Pty Ltd., a company owned by Peter Voss who owns approximately 33% of our outstanding common stock. Pursuant to the terms of the Assumption Agreement, A1 Financial Planners has agreed to assume and be responsible for performing the Company's obligations under the certain AUD$3,200,000 principal amount promissory note, dated August 20, 2005, issued by the Company to Sapphire Developments Limited (the "Note") and the stock pledge agreement between the Company and Sapphire Developments Limited (the "Pledge Agreement"), which Note and Pledge Agreement were originally entered into in contemplation of the Company's proposed acquisition of Dominion Wines Ltd and Dominion Estates Pty Ltd.

     At the time that the Note and Pledge Agreement were entered into, the Company had simultaneously entered into a Pledge and Escrow Agreement with A1 Financial Planners, whereby A1 Financial Planners agreed to provide the Company with shares of common stock of the Company in the event of a default under the Note or in the event that the Company did not acquire Dominion Wines Ltd and Dominion Estates Pty Ltd. As a default under the Note has occurred and the Company has determined not to proceed with the acquisitions of Dominion Wines Ltd and Dominion Estates Pty Ltd., the parties have now executed the Assumption Agreement in order that A1 Financial Planners fulfill its obligations to the Company.

     In accordance with the Assumption Agreement, A1 Financial Planners has transferred 2,254,087 shares of the Company's common stock to an escrow agent in accordance with the Pledge Agreement, along with stock powers, to be held to satisfy the obligations of the Company thereunder. In connection with a Consent Judgment in the amount of $2,401,937.69, entered against the Company in the United States District Court for the Southern District of New York, the above shares transferred to the Escrow Agent shall be used toward the payment of this judgmentA1 Financial Planners has further agreed that in the event that additional shares of the Company's common stock will be required pursuant to the terms of the Note and the Sapphire Pledge Agreement, A1 Financial Planners will arrange for such number shares to be transferred in accordance with the terms thereunder.

UNSECURED LOANS FROM RELATED PARTIES

     At various times during the year, the Chief Financial Officer of the Company made loans to the Company or paid bills on behalf of the Company in an aggregate amount of $227,000. These loans are unsecured, non-interest bearing and have no specific repayment dates.

     At various times during the year, the Company's Chief Executive Officer made loans to the Company in an aggregate amount of $105,000. These loans are unsecured, non-interest bearing and have no specific repayment dates.

     At various times during the year Peter Voss, a principal shareholder of the Company, made loans to the Company in the aggregate amount of $464,000. These loans are unsecured, non-interest bearing and have no specific repayment dates.

     At various times during the year Nick Corcoris, a principal shareholder of the Company, and a trust controlled by him and/or his family, made loans to the Company in the aggregate amount of $360,000. These loans bear interest at an annual rate of 10%, and are unsecured and have no specific repayment dates.

     At various times during 2004 Nick Corcoris, a principal shareholder of the Company, made loans to the Company in the aggregate amount of $1,157,562. These loans are unsecured, non-interest bearing and have no specific repayment dates.

SECURED LOANS FROM RELATED PARTIES

     During 2005, the Company acquired land tracks from Nick Corcoris, a principal shareholder of the Company, for an aggregate of $8,703,790, which is to be offset against advances of $3,542,902 made to Mr. Corcoris by the Company in 2004, and to be paid with the issuance of common stock of the Company, which is to be issued at the time of settlement.

     We believe that the terms of all of the above transactions are commercially reasonable and no less favorable to us than we could have obtained from an unaffiliated third party on an arm's length basis.


ITEM 13. EXHIBITS

Exhibits:

 Number                        Exhibit
---------      -----------------------------------------------------------------
   10.1        2006 Incentive Stock Option Plan

   10.2 Consulting Agreement, effective April 7, 2006, by and between Redwood Consultant, LLC and the Company

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

   32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2005 and 2004, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during that fiscal year were $136,000 and approximately $133,200, respectively.

Tax Fees. The Company incurred fees to auditors of $ 0 and $0 respectively for tax compliance, tax advice or tax compliance services during the fiscal years ended December 31, 2005 and 2004.

All Other Fees. The Company did not incur any other fees billed by auditors for services rendered to the Company, other than the services covered in "Audit Fees" for the fiscal years ended December 31, 2005 and 2004.

     The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL REALTY AND
DEVELOPMENT CORPORATION

BY: /s/ Robert Kohn
   ----------------
   Robert Kohn
   Chief Executive Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         NAME                            TITLE                          DATE
-----------------------         ---------------------------         ------------

/s/ Robert Kohn              Director and Chief Executive Officer   May 12, 2006
---------------
Robert Kohn

/s/ Roger Davis              Director and Chief Financial Officer   May 12, 2006
---------------
Roger Davis