Form 10QSB
period 2006-03-31
Global Realty Development Corp
filed 2006-05-24
CIK 1118629

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

              [X] For the quarterly period ended March 31, 2006 or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant as required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO

As of May 16, 2006, there were 90,631,469 shares of the registrant's common stock outstanding.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FINANCIAL STATEMENT INDEX

     Combined Balance Sheets at March 31, 2006 (Unaudited)
        and December 31, 2005                                              1

     Combined Statements of Operations for the Three Months
        Ended March 31, 2006 and 2005 (Unaudited)                          2

     Combined Statements of Cash Flows for the Three Months
        Ended March 31, 2006 and 2005 (Unaudited)                          3

     Notes to Financial Statements                                         4

Item 1. Financial Statements

                         GLOBAL REALTY DEVELOPMENT CORP.

                           CONSOLIDATED BALANCE SHEETS

                                                                                    March 31,      December 31,
                                                                                      2006              2005
                                                                                   (Unaudited)
                                     ASSETS
Cash and cash equivalents                                                       $       16,947  $       20,670
Inventories-at the lower of cost or
   fair value-lots held for sale                                                    50,138,305      51,263,289
Trade and other receivables                                                            358,937         343,854
Receivable from related party                                                          623,901         574,672
Property, plant and equipment , net                                                  1,729,747       1,591,138
                                                                                --------------  --------------
       Total Assets                                                             $   52,867,837     $53,793,623
                                                                                ==============  ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Convertible subordinated note                                                $    2,400,000  $    2,400,000
   Accounts payable and other liabilities                                           11,579,900      11,422,129
Mortgage notes payable                                                              20,435,718      20,926,845
   Accrued interest expense                                                            495,527         699,463
   Loans from related parties-unsecured                                              2,168,447       1,849,543
   Loans from related parties-secured                                                5,031,465       5,160,888
   Income taxes payable                                                              2,409,542       2,346,735
   Other taxes payable                                                                 563,983         566,138
                                                                                --------------  --------------
       Total Liabilities                                                            45,084,582      45,371,741
Stockholders' Equity:
   Preferred stock, $0.001 par value, 10,000,000 shares
     authorized, no shares issued and outstanding
   Common stock $0.001 par value, 500,000,000
      shares authorized, 86,277,382 and
      86,054,334  shares  issued and outstanding at
      March 31, 2006 and December 31, 2005, respectively                                86,277          86,054
Paid in capital                                                                     19,938,933      19,693,803
   Accumulated other comprehensive income                                            1,169,652       1,244,653
Retained earnings (deficit)                                                        (13,411,607)    (12,602,628)
                                                                                --------------  --------------
       Total Stockholders' Equity                                                    7,783,255       8,421,882
                                                                                --------------  --------------
       Total Liabilities and Stockholders' Equity                               $   52,867,837  $   53,793,623
                                                                                ==============  ==============

                 See accompanying notes to financial statements.

                         GLOBAL REALTY DEVELOPMENT CORP.

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                          For the Three Months Ended
                                                                  March 31,

                                                         2006                    2005
Revenues:
   Other                                             $    44,123            $     6,489
                                                     -----------            -----------
     Total Revenue                                        44,123                  6,489
Expenses:
   Cost of sales                                          49,158
   Administrative                                        732,177                 45,174
   Stock based compensation
   Interest                                               69,516                199,904
   Depreciation                                            2,251                  1,888
                                                     -----------            -----------
     Total Expenses                                      853,102                246,966
                                                     -----------            -----------
Net income (loss)                                    $  (808,979)           $  (240,477)

Net (loss) income per common share
   (basic and diluted)                               $      (0.1)           $     (0.01)
                                                     ===========            ===========
Weighted average common shares outstanding            86,054,334             86,054,334
                                                     ===========            ===========

                 See accompanying notes to financial statements.

                         GLOBAL REALTY DEVELOPMENT CORP.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                     For The Three Months Ended
                                                                                             March 31,
                                                                                       2006             2005

CASH FLOWS FROM
OPERATING
   ACTIVITIES
   Net loss                                                                       $  (808,979)   $    (240,477)
   Adjustments to reconcile net loss to
     cash flows from operating activities:
       Depreciation                                                                     2,251            1,888
       Stock based compensation                                                       245,353
   Changes in operating activities:
     Decrease in prepaid expenses
       Decrease (Increase) in inventories                                           1,124,984          152,786
     Decrease (Increase) in receivables                                               (15,083)           4,435
       Increase in receivable from related parties                                    (49,229)        (316,376)
      Increase (Decrease) in accounts payable and
       other liabilities                                                               16,642           68,409
     Decrease in taxes payable                                                          2,155          (92,058)
                                                                                 ------------    -------------
         NET CASH USED IN
            OPERATING ACTIVITIES                                                      518,094         (421,393)
                                                                                 ------------    -------------
CASH FLOWS FROM INVESTING
   ACTIVITIES
   Capital expenditures                                                              (140,860)
                                                                                 ------------    -------------
       NET CASH USED IN
         INVESTING ACTIVITIES                                                        (140,860)
                                                                                 ------------    -------------
   CASH FLOWS FROM FINANCING
   ACTIVITIES
   Mortgages notes payable, net                                                      (491,127)       1,103,033
   Loans from related parties, unsecured                                              318,904
   Loans from related parties, secured                                               (129,423)
                                                                                 ------------    -------------
       NET CASH PROVIDED BY (USED IN)
         FINANCING ACTIVITIES                                                        (301,646)       1,103,033
                                                                                 ------------    -------------
EFFECT OF EXCHANGE RATE
   CHANGES ON CASH                                                                    (79,311)        (422,968)
                                                                                 ------------    -------------
(Decrease) INCREASE IN CASH                                                            (3,723)         258,672

CASH, BEGINNING OF PERIOD                                                              20,670          139,095
                                                                                 ------------    -------------
CASH, END OF PERIOD                                                              $     16,947    $     397,767
                                                                                 ============    =============

                 See accompanying notes to financial statements.

                         GLOBAL REALTY DEVELOPMENT CORP.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2006


NOTE A - CONDENSED FINANCIAL STATEMENTS

         In the opinion of the Company, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosure, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed and omitted. The results of operations for the three months ended March 31, 2006 are not indicative of the results of operations for the year ended December 31, 2006. The condensed financial statements should be read in conjunction with the Company's financial statements included in its annual Form 10 KSB for the year ended December 31, 2005.

NOTE B - GOING CONCERN

         As indicated in the accompanying financial statements, the Company has an accumulated deficit of $13,411,607 at March 31, 2006. Management's plans include the raising of capital through the equity market and the generating of revenue through its business. Failure to raise capital and generate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C -  LITIGATION

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

NOTE D - STOCKHOLDERS' EQUITY

         On January 27, 2006, the Board of Directors authorized an increase in its authorized common stock to 500,000,000 shares.

         On January 30, 2006, the Company issued 2,254,087 shares of its common stock to be held in escrow for the benefit of Sapphire Development Limited in connection with their pending lawsuit against the Company. The shares were never delivered to the escrow agent and are held in the Company's treasury.

         On March 3, 2006, the Company designated 1,000,000 shares of its authorized preferred stock as Series A Preferred Stock with a stated value of $2,500. The Series A Preferred Stock is convertible one year

                         GLOBAL REALTY DEVELOPMENT CORP.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2006


NOTE D - STOCKHOLDERS' EQUITY (CONTINUED)

         from date of issuance into common stock of the Company at the rate of one share of Preferred to 50 shares of common stock.

         On March 27, 2006, the Board of Directors authorized the adoption of the 2006 Incentive Stock Option Plan and reserved 13,600,000 shares of common stock for the plan.

         On March 27, 2006, the Board of Directors authorized the issuance of 5,440,000 stock options under the 2006 Incentive Stock Option Plan to its Chief Executive officer at $1.05 per share. 3,440,000 shares are exercisable immediately and 2,000,000 shares are exercisable on March 31, 2007. The value of these options are calculated at $1,412,768. No expense has been recorded at March 31, 2006 since these options were authorized at the end of the quarter.

         During the quarter ended March 31, 2006, the Company issued 223,048 of its common shares for professional fees incurred. The shares were valued at $1.05 per share.

NOTE E - SUBSEQUENT EVENT

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


Results of Operations

                                                           Three Months        Three Months
                                                               Ended               Ended
                                                           March 31, 2006      March 31, 2005
                                                            ----------           ---------
 Total Revenue . . . . . . .                                $   44,123           $   6,489
                                                            ==========           =========
 Cost of Sales                                              $   49,148           $       0
 Selling, General and Administrative Expenses               $  732,177           $  45,174

 Other Income (Expense)
 Depreciation                                               $    2,251           $   1,888
 Interest Expense                                           $   69,516           $ 199,904
                                                            ----------           ---------
 Net income (loss)                                          $ (853,102)          $(240,477)

THREE MONTHS ENDED MARCH 31, 2006 VS. THREE MONTHS ENDED MARCH 31, 2005


     Revenues of $44,123 for the three month period ended March 31, 2006 as compared to $6,489 for the three month period ended March 31, 2005 reflect the results principally from rental income.

     The cost of sales of $49,148 for the three month period ended March 31, 2006 as compared to the cost of sales of $0 for the three month period ended March 31, 2005 represents the cost of sales of options on land.

     Expenses from operations were $732,177 for the three month period ended March 31, 2006 as compared with $45,174 for the respective prior year period. The increase from 2006 to 2005 is due primarily to increases in consulting fees and related costs including legal and accounting fees.

     During the three month period ended March 31, 2006 the Company had net interest expense of $69,516 as compared with net interest expense of $199,904 during the three month period ended March 31, 2005, respectively.

     The Company has $0 income taxes for the three month period ended March 31, 2006 as compared to income taxes of $0 for the three month period ended March 31, 2005.

     During the three month period ended March 31, 2006 the Company had a net loss of $853,102 as compared to a net loss of $240,477 for the three month period ended March 31, 2005.

     The Company had a $157,771 increase in accounts payable and other liabilities for the period ended March 31, 2006 as compared with a $68,409 increase in accounts payable and other liabilities for the period ended March 31, 2005.

Stockholders' equity decreased by $11,416,720 to $7,783,255 for the period ending March 31, 2006 compared to $19,199,975 for the period ended March 31, 2005.

Liquidity and Capital Resources

The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations. For the 12 month period of 2005, because of the sanctions of the Court, the Company had limited operating abilities, and, as a result, had negative cash flow from operations. Global needs to raise additional financing through public or private equity financing, bank financing or other sources of capital for the purposes of acquiring new real estate development properties and to further development of its existing properties. Global also intends to sell properties to increase cash flows now that the restraining order has been released. We cannot predict whether we will be successful in obtaining sufficient capital to fund the acquisition of new real estate development properties and the further development of existing properties. If we are unable to obtain sufficient funds in the near future, such event will delay the acquisition of new real estate development properties and the further development of existing properties and likely will have a material adverse impact on us and our business prospects.

Global's cash and cash equivalents decreased $3,723 during the three months ended March 31, 2006. Cash flows used by operating activities of $518,094 and cash flows used by investing activities of $(140,860) were greater than cash flows from financing activities of $301,646. Operating activities used cash flows to decrease the Company's inventories and decrease accounts payable and liabilities for the three months ended March 31, 2006. Investing activities for the three months ended March 31, 2006 were decreased by $(140,860). Financing activities provided cash flows in the form of unsecured loans from related parties and decreased for mortgage notes payable and secured loans from related parties for the three months ended March 31, 2006.

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

ITEM 3. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. As of March 31, 2006, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act , Rule 13a-15(d) and 15d-15(d) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

b) Changes in internal controls. There were no changes in the Company's internal controls over financial reporting, that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

     On December 13, 2004, in connection with an action being brought against a shareholder of the Company, the Supreme Court of Victoria in Melbourne, Australia placed an injunction against GLOBAL's Australian subsidiaries, which restricted the Company's ability to sell real estate holdings and prohibited certain business transactions. On March 3, 2006 the Supreme Court released all sanctions against the Company.

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

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the Security Holders of the Company for a vote during the three months ended March 31, 2006.

ITEM 5 OTHER INFORMATION

     The Company has no other information to report.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

   Number           Exhibit
   31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
   31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
   32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
   32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL REALTY
DEVELOPMENT CORP.

BY:  /s/ Robert Kohn
     ---------------
     Robert Kohn - Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     NAME                         TITLE                                DATE
--------------------------------------------------------------------------------

/s/ Robert Kohn            Director and Chief Executive Officer     May 24, 2006
---------------
Robert Kohn

/s/ Roger Davis            Director and Chief Financial Officer     May 24, 2006
---------------
Roger Davis