Form 10QSB
period 2006-06-30
Global Realty Development Corp
filed 2006-08-14
CIK 1118629

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   [X] For the quarterly period ended June 30,
                                    2006 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant as required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO

As of July 21, 2006, there were 90,721,469 shares of the registrant's common stock outstanding.


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FINANCIAL STATEMENT INDEX

     Combined Balance Sheets at June 30, 2006 (Unaudited) and December 31, 2005                           1

     Combined Statements of Operations for the Three Months and Six Months                                2
        Ended June 30, 2006 and 2005 (Unaudited)

     Combined Statements of Cash Flows for the Six Months                                                 3
        Ended June 30, 2006 and 2005 (Unaudited)

     Notes to Financial Statements                                                                        4

Item 1. Financial Statements


REALTY DEVELOPMENT CORPORATION
Consolidated Balance Sheets
June 30, 2006
------------------------------------------------------------------------------------------------------------------------------
                                                                                               June 30,       December 31,
                                                                                                 2006             2005
                                                                                           ----------------  ----------------

------------------------------------------------------------------------------------------------------------------------------
ASSETS
    Cash and cash equivalents                                                              $      7,130       $        20,670
    Inventories-at the lower of cost or
         fair value-lots held for sale                                                       43,528,797            49,305,409
    Receivables                                                                               1,691,274               763,533
    Receivable from related party                                                               803,580               574,672
    Prepaid expenses                                                                          1,715,000               310,421
    Property, plant and equipment                                                             1,773,340             1,591,138
                                                                                           -----------------------------------

------------------------------------------------------------------------------------------------------------------------------
             TOTAL ASSETS                                                                  $ 49,519,121       $    52,565,843
                                                                                           -----------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $  2,400,000       $     2,400,000

Liabilities:
    Convertible subordinated note
    Accounts payable and other liabilites                                                    11,219,689            11,422,129
    Mortgages notes payable                                                                  15,295,636            20,926,845
    Accrued interest expense                                                                  1,123,208               699,463
    Loans from related parties-unsecured                                                      2,637,532             1,849,543
    Loans from related parties-secured                                                        5,165,175             5,160,888
    Income taxes payable                                                                      3,058,815             2,346,735
    Other taxes payable                                                                         773,257               566,138
                                                                                           -----------------------------------
         Total Liabilities                                                                   41,673,312            45,371,741
                                                                                           -----------------------------------
Stockholders' equity                                                                                  -                     -
    Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding
    Common stock, $0.001 par value, 500,000,000 and 90,000,000 shares authorized, 88,467,382 and 86,054,334 shares issued and outstanding
         at June 30, 2006 and December 31, 2005, respectively                                    88,467                86,054
    Paid in capital                                                                          22,218,097            19,693,803
    Accumulated other comprehensive income                                                    1,427,225             1,244,653
    Retained earnings (deficit)                                                             (15,887,980)          (13,830,408)
                                                                                           -----------------------------------
         Total stockholders' equity                                                           7,845,809             7,194,102
                                                                                           -----------------------------------
             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 49,519,121       $    52,565,843
                                                                                           -----------------------------------


GLOBAL REALTY DEVELOPMENT, CORPORATION
Combined Statement of Operations
June 30, 2006
---------------------------------------------------------------------------------------------------------------------------------
                                                           Three Months Ended                        Six Months Ended
                                                                 June 30,                                June 30,
                                                     ----------------------------------------------------------------------------
                                                          2006              2005                 2006                2005
                                                     ----------------------------------------------------------------------------
REVENUES                                             $                                     $      4,529,287    $              -
    Land sales                                           4,529,287
    Other                                                   35,329              37,046               79,452              43,535
                                                     ----------------------------------------------------------------------------
                                                         4,564,616              37,046            4,608,739              43,535
    Total Revenue
EXPENSES
    Cost of sales                                        3,287,874           1,978,841            3,337,032           1,978,841
    Administrative                                       1,864,705             240,703            2,596,882             285,877
    Interest                                               658,206              81,424              727,722             199,160
    Depreciation                                             2,425               3,371                4,676               3,371
    Other                                                        -              56,578                    -             140,635
                                                     ----------------------------------------------------------------------------
    Total Expenses                                       5,813,210           2,360,917            6,666,312           2,607,884
                                                     ----------------------------------------------------------------------------


Income (loss) before income taxes                       (1,248,594)         (2,323,871)          (2,057,573)         (2,564,349)
Income taxes                                                     -                                        -
                                                     ----------------------------------------------------------------------------
Net income (loss)                                                                          $                   $
                                                     $  (1,248,594)     $   (2,323,871)          (2,057,573)         (2,564,349)
                                                     ----------------------------------------------------------------------------
Net (loss) income per common share
    basic and diluted                                $      (0.014)     $       (0.030)    $         (0.024)   $         (0.030)
                                                     ----------------------------------------------------------------------------
Weighted average common shares outstanding              87,634,635          86,948,501           86,927,718          86,501,417
    basic and dilute                                 ----------------------------------------------------------------------------

                                                                                                 For the Six Months Ended
                                                                                                         June 30,
                                                                                                    2006            2005
                                                                                             --------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                       $   (2,057,572)    $  2,564,349)
    Adjustments to reconcile net loss to net cash
        from operating activities:
        Depreciation and amortization Stock based compensation
    Changes in operating activities (Increase) in accounts receivable (Decrease) in inventory
        (Increase) in accounts payable
        (Increase) in accounts receivable to related party Decrease in prepaid expenses Increase in taxes payable Increase in accrued interest Increase in other taxes payable


        NET CASH USED IN OPERATING ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expeditures                                                                                             (186,878)
                                                                                                                   ---------
                                                                                                          -

         NEW CASH USED IN INVESTING ACTIVITIES                                                     (186,878)               -


CASH FLOWS FROM FINANCING ACTIVITIES:
     Mortgages payble, net                                                                       (5,631,209)       1,475,919
     Loans from related parties, unsecured                                                          787,988                -
     Loans from related parties, secured                                                              4,287                -
                                                                                                 -----------       ---------
                                                                                                                           -

         NET CASH USED IN FINANCING ACTIVITIES                                                   (4,838,934)       1,475,919
                                                                                                 -----------       ---------

EFFECT OF EXCHANGE RATE OF CASH                                                                     182,572         (641,638)
                                                                                                 -----------       ---------

              NET INCREASE (DECREASE) IN CASH                                                       (13,540)         144,970

CASH, beginning of year                                                                              20,670          139,095
                                                                                                 -----------       ---------

CASH, end of year                                                                                $    7,130      $   284,065

SUPPLEMENTAL DATA:
    Issuance of common stock for consulting fees to be recognized in future periods              $                 1,715,000
                                                                                                 -----------      ----------
                                                                                                          -

    Common stock to be issued for inventory purchases                                            $        -      $ 8,101,772


NOTE A - CONDENSED FINANCIAL STATEMENTS

          In the opinion of the Company, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed and omitted. The results of operations for the three and six months ended June 30, 2006 are not indicative of the results of operations for the year ended December 31, 2006. The condensed financial statements should be read in conjunction with the Company's financial statements included in its annual Form 10 KSB for the year ended December 31, 2005.

NOTE B - GOING CONCERN

          As indicated in the accompanying financial statements, the Company has an accumulated deficit of $15,887,980 at June 30, 2006. Management's plans include the raising of capital through the equity market and the generating of revenue through its business. Failure to raise capital and generate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C - LITIGATION

          On August 20, 2005, the Company entered into an agreement of settlement with Atlantic Wine Agencies, Inc., Dominion Wines Ltd. and Dominion Estates Pty., Ltd. and issued a convertible subordinated promissory note to Sapphire Development Limited in the amount of $2,400,000 (See Note C). Simultaneously, the Company received a pledge of the same amount from Mr. Peter Voss, a principal shareholder of the Company. The convertible note was due on August 20, 2005 and is currently in default. On May 2, 2006, the Court entered a judgment against the Company in the amount of $2,401,937.69 in connection with the note. Subsequently, Sapphire Development Limited served a restraining notice to the Company and its banking facility.


NOTE D - STOCKHOLDERS' EQUITY

          On January 27, 2006, the Board of Directors authorized an increase in its authorized common stock to 500,000,000 shares.

          On January 27, 2006, the Company issued 223,048 of its common shares for professional fees incurred. The shares were valued at $1.05 per share.

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

          On March 27, 2006, the Board of Directors authorized the issuance of 6,940,000 stock options under the 2006 Incentive Stock Option Plan to its Chief Executive and Financial officers at $1.05 per share. 4,440,000 shares are exercisable immediately and 2,500,000 shares are exercisable on March 31, 2007. The value of these options was calculated at $393,750. Compensation expense charged to operations as of June 30, 2006 was $154,954.

          On May 4, 2006, the Board of Directors authorized the issuance of 2,100,000 shares of common stock to Redwood Consultants for services to be provided over the ensuing 12 months. The shares were valued at $0.98 per share.

          On June 12, 2006, the Company issued 90,000 of its common shares for professional fees incurred. The shares were valued at $0.76 per share.

NOTE E - SUBSEQUENT EVENTS

          The Company has received loan offers related to the refinancing of one of its properties which could pay off the Sapphire Note. The Company is reviewing these offers at this time and intends to culminate a transaction by the end of August, 2006 to pay off the Sapphire Note.

          The Company agreed to issue under its previously S8 stock plan, 800,000 shares of stock on July 25th for one year consulting agreements to Jens Daalsgard for 500,000 shares and Rapheal Berkien for 300,000 shares. Global has also agreed to issue to Mike Lucci on August 2nd, 200,000 shares of restricted securities for a one year consulting agreement.

GLOBAL REALTY DEVELOPMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2006


NOTE A - CONDENSED FINANCIAL STATEMENTS

          In the opinion of the Company, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosure, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed and omitted. The results of operations for the six months ended June 30, 2006 are not indicative of the results of operations for the year ended December 31, 2006. The condensed financial statements should be read in conjunction with the Company's financial statements included in its annual Form 10 KSB for the year ended December 31, 2005.

NOTE B - GOING CONCERN

          As indicated in the accompanying financial statements, the Company has an accumulated deficit of $15,389,793 at June 30, 2006. Management's plans include the raising of capital through the equity market and the generating of revenue through its business. Failure to raise capital and generate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

          During the quarter ended June 30, 2006, the Company issued 90,000 of its common shares for professional fees incurred. The shares were valued at $.___ per share.


NOTE E - SUBSEQUENT EVENT

          The Company has received loan offers related to the refinancing of one of its properties which could pay off the Sapphire Note. The Company is reviewing these offers at this time and intends to culminate a transaction by the end of August, 2006 to pay off the Sapphire Note.

          The Company agreed to issue under its stock plan which has been registered on form S-8, 800,000 shares of stock on July 25th for one year consulting agreements to Jens Daalsgard for 500,000 shares and Raphael Berkien for 300,000 shares. Global has also agreed to issue to Mike Lucci on August 2nd, 200,000 shares of restricted securities for a one year consulting agreement.

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

OVERVIEW

     The Company to date has been primarily a commercial and residential land development company with properties located primarily in Australia. The principal activities of the Company and its consolidated subsidiaries include: obtaining zoning and other entitlements for land it owns or controls through purchase or purchase options and improving the land for commercial and residential development by building roads, putting in utilities and subdividing the land. Once the land owned by the Company is entitled, the Company may either sell unimproved land to other developers or homebuilders, sell improved land to other developers or homebuilders, or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes.

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

     Because of injunction for the past 15 months, all sales of properties were stopped as well as development activities. Therefore, revenues were only a result of rental income for 2005.

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

                                     Results of Operations
                                                              Three Months Ended        Six Months Ended
                                                                    June 30,                June 30,
                                                             -------------------------------------------------

                                             2006                 2006              2006             2005
                                        ---------------      ---------------   ---------------  ---------------



Total Revenue                                $4,564,616         $     37,046   $     4,608,739  $        43,535
Cost of sales, including provision for
     loss on future sale of land of
     $1,978,841 in 2005                       3,287,874            1,978,841         3,337,032        1,978,841

Administrative Expenses                       1,864,705              240,703         2,596,882          285,877
Other Income (Expense)
Interest                                        658,206               81,424           727,722          199,160
Depreciation                                      2,425                3,371             4,676            3,371
Other                                                 0               56,578                 0          140,635
Income taxes                                          0                    0                 0         (112,659)
                                        ---------------      ---------------   ---------------  ---------------

Net income (loss)                        $   (1,248,594)        $ (2,323,871)  $    (2,057,573) $    (2,564,349)

THREE MONTHS ENDED JUNE 3O, 2006 VS. THREE MONTHS ENDED JUNE 3O, 2005

     Revenues of $4,564,616 for the three month period ended June 30, 2006 as compared to $37,046 for the three month period ended June 30, 2005 reflect the results principally from the sale of land.

     The cost of sales of $3,287,874 for the three month period ended June 30, 2006 as compared to the cost of sales of $1,978,841 for the three month period ended June 30, 2005 represents the cost of sales of land.

     Administrative expenses operations were $1,864,705 for the three month period ended June 30, 2006 as compared with $240,703 for the respective prior year period. The increase from 2006 to 2005 is due primarily to increases in personnel, consulting and related costs including legal and accounting fees.

     During the three month period ended June 30, 2006 the Company had net interest expense of $658,206 as compared with net interest expense of $81,424 during the three month period ended June 30, 2005, respectively.

     The Company had $0 income for the three month period ended June 30, 2006 as compared to income taxes of $0 for the three month period ended June 30, 2005.

     During the three month period ended June 30, 2006 the Company had a net loss of $1,248,594 as compared to a net loss of $2,323,871 for the three month period ended June 30, 2005.

     The Company had 41,673,312 in accounts payable and other liabilities for the period ended June 30, 2006 as compared with an increase $59,498,183 for the period ended June 30, 2005.

     Stockholders' equity was $7,845,809 for the period ending June 30, 2006 compared to $24,759,205 for the period ended June 30, 2005.

SIX MONTHS ENDED JUNE 30, 2006 VS. SIX MONTHS ENDED JUNE 30, 2005

     Revenues of $4,608,739 for the six month period ended June 30, 2006 as compared to $6,489 for the six month period ended June 30, 2005 reflect the results from the sale of properties.

     The cost of sales of $3,337,032 for the six month period ended June 30, 2006 as compared to the cost of sales of $ 0 for the six month period ended June 30, 2005 represents the cost of sales of properties sold.

     Expenses from operations were $2,596,882 for the six month period ended June 30, 2006 as compared with $45,174 for the respective prior year period. The increase from 2006 to 2005 is due primarily to increases in employees, consulting fees and related costs including legal and accounting fees.

     During the six month period ended June 30, 2006 the Company had net interest expense of $727,722 as compared with net interest expense of $199,904 during the six month period ended June 30, 2005, respectively.

     The Company has $0 income taxes and a deferred income tax benefit of 52,684 for the six month period ended June 30, 2006 as compared to income taxes of $0 for the six month period ended June 30, 2005.

     During the six month period ended June 30, 2006 the Company had a net loss of $2,057,573as compared to a net loss of $2,564,349 for the six month period ended June 30, 2005.

     The Company had a $17,824,871 decrease in accounts payable and other liabilities for the period ended June 30, 2006 as compared with a $21,696,381increase in accounts payable and other liabilities for the period ended June 30, 2005.

     Stockholders' equity decreased by $16,913,396 to $7,845,809 for the period ending June 30, 2006 compared to $ 24,759,205 for the period ended June 30, 2005.

Liquidity and Capital Resources

The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations. For the 12 month period of 2005 and the first quarter of 2006, because of the sanctions of the Court, the Company had limited operating abilities, and, as a result, had negative cash flow from operations. Global needs to raise additional financing through public or private equity financing, bank financing or other sources of capital for the purposes of acquiring new real estate development properties and further the development of its existing properties. Global also intends to sell properties to increase cash flows now that the restraining order has been released. Global will also seek bank loan financing utilizing its properties now that the restraining order has been released. We cannot predict whether we will be successful in obtaining sufficient capital to fund the acquisition of new real estate development properties and the further development of existing properties. If we are unable to obtain sufficient funds in the near future, such event will delay the acquisition of new real estate development properties and the further development of existing properties and likely will have a material adverse impact on us and our business prospects.

Global's cash and cash equivalents decreased $9,817 during the three months ended June 30, 2006. Cash flows used by operating activities of $4,837,143 and cash flows used by investing activities of $186,878 were greater than cash flows from financing activities of $4,838,934 and an increase in effect of exchange rate of 175,129. Operating activities used cash flows to decrease the Company's inventories and decrease accounts payable and liabilities for the six months ended June 30, 2006. Investing activities for the six months ended June 30, 2006 were decreased by $186,878. Financing activities provided cash flows in the form of unsecured loans from related parties and decreases for mortgage notes payable and secured loans from related parties for the six months ended June 30, 2006.

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

ITEM 3. CONTROLS AND PROCEDURES

     a) Evaluation of Disclosure Controls and Procedures. As of June 30, 2006, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act , Rule 13a-15(d) and 15d-15(d) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

     b) Changes in internal controls. There were no changes in the Company's internal controls over financial reporting, that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

     On August 20, 2005, the Company entered into an agreement of settlement with Atlantic Wine Agencies, Inc., Dominion Wines Ltd. and Dominion Estates Pty., Ltd. and issued a convertible subordinated promissory note to Sapphire Development Limited in the amount of $2,400,000 (See Note C). Simultaneously, the Company received a pledge of the same amount from Mr. Peter Voss, a principal shareholder of the Company. The convertible note was due on August 20, 2005 and is currently in default. On May 2, 2006, the Court entered a judgment against the Company in the amount of $2,401,937.69 in connection with the note. Subsequently, Sapphire Development Limited served a restraining notice to the Company and its banking facility.


ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     There has not been any recent unregistered sale of equity securities by the Company.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES.

     There have not been any defaults on any senior Securities.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the Security Holders of the Company for a vote during the three months ended June 30, 2006.

ITEM 5 OTHER INFORMATION

     The Company has no other information to report.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K


Exhibits:
Number  Exhibit
--------------------------------------------------------------------------------

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

GLOBAL REALTY DEVELOPMENT CORP.

BY: /s/ Robert Kohn
   ------------------
   Robert Kohn - Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            NAME                            TITLE                                           DATE
-----------------------------    ---------------------------                        ----------------------

/s/ Robert Kohn                   Director and Chief Executive Officer                 August 14, 2006
-----------------------
Robert Kohn

/s/ Roger Davis                   Director and Chief Financial Officer                 August 11, 2006
---------------------------
Roger Davis
