Form 10QSB/A
period 2006-06-30
Global Realty Development Corp
filed 2006-08-16
CIK 1118629

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A
                                (Amendment No. 1)


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

                     Global Realty Development Corporation
                                 Form 10-QSB/A
                                Explanatory Note



This Amendment No. 1 on Form 10-QSB/A amends our Quarterly Report on Form 10-QSB for the second quarter ended June 30, 2006, as initially filed with the Securities and Exchange Commission on August 14, 2006, is being filed to correct typographical errors made in the initial filing.


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

Item 1. Financial Statements


GLOBAL REALTY DEVELOPMENT CORPORATION
Consolidated Balance Sheets
June 30, 2006

------------------------------------------------------------------------------------------------------------------------------
                                                                                               June 30,       December 31,
                                                                                                 2006             2005
                                                                                           ----------------  ----------------

------------------------------------------------------------------------------------------------------------------------------
ASSETS
    Cash and cash equivalents                                                              $      7,130       $        20,670
    Inventories-at the lower of cost or
         fair value-lots held for sale                                                       43,528,797            49,305,409
    Receivables                                                                               1,691,274               763,533
    Receivable from related party                                                               803,580               574,672
    Prepaid expenses                                                                          1,715,000               310,421
    Property, plant and equipment                                                             1,773,340             1,591,138
                                                                                           -----------------------------------

------------------------------------------------------------------------------------------------------------------------------
             TOTAL ASSETS                                                                  $ 49,519,121       $    52,565,843
                                                                                           -----------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Convertible subordinated note                                                          $  2,400,000       $     2,400,000
    Accounts payable and other liabilites                                                    11,219,689            11,422,129
    Mortgages notes payable                                                                  15,295,636            20,926,845
    Accrued interest expense                                                                  1,123,208               699,463
    Loans from related parties-unsecured                                                      2,637,532             1,849,543
    Loans from related parties-secured                                                        5,165,175             5,160,888
    Income taxes payable                                                                      3,058,815             2,346,735
    Other taxes payable                                                                         773,257               566,138
                                                                                           -----------------------------------
         Total Liabilities                                                                   41,673,312            45,371,741
                                                                                           -----------------------------------
Stockholders' equity                                                                                  -                     -
    Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding
    Common stock, $0.001 par value, 500,000,000 and 90,000,000 shares authorized, 88,467,382 and 86,054,334 shares issued and outstanding
         at June 30, 2006 and December 31, 2005, respectively                                    88,467                86,054
    Paid in capital                                                                          22,218,097            19,693,803
    Accumulated other comprehensive income                                                    1,427,225             1,244,653
    Retained earnings (deficit)                                                             (15,887,980)          (13,830,408)
                                                                                           -----------------------------------
         Total stockholders' equity                                                           7,845,809             7,194,102
                                                                                           -----------------------------------
             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 49,519,121       $    52,565,843
                                                                                           -----------------------------------

GLOBAL REALTY DEVELOPMENT CORPORATION
Combined Statement of Operations
June 30, 2006
---------------------------------------------------------------------------------------------------------------------------------
                                                           Three Months Ended                        Six Months Ended
                                                                 June 30,                                June 30,
                                                     ----------------------------------------------------------------------------
                                                          2006              2005                 2006                2005
                                                     ----------------------------------------------------------------------------
REVENUES
    Land sales                                       $   4,529,287      $            -     $      4,529,287    $              -
    Other                                                   35,329              37,046               79,452              43,535
                                                     ----------------------------------------------------------------------------
                                                         4,564,616              37,046            4,608,739              43,535
    Total Revenue

EXPENSES
    Cost of sales                                        3,287,874           1,978,841            3,337,032           1,978,841
    Administrative                                       1,864,705             240,703            2,596,882             285,877
    Interest                                               658,206              81,424              727,722             199,160
    Depreciation                                             2,425               3,371                4,676               3,371
    Other                                                        -              56,578                    -             140,635
                                                     ----------------------------------------------------------------------------
    Total Expenses                                       5,813,210           2,360,917            6,666,312           2,607,884
                                                     ----------------------------------------------------------------------------


Income (loss) before income taxes                       (1,248,594)         (2,323,871)          (2,057,573)         (2,564,349)
Income taxes                                                     -                   -                    -                   -
                                                     ----------------------------------------------------------------------------
Net income (loss)
                                                     $  (1,248,594)     $   (2,323,871)    $     (2,057,573)   $     (2,564,349)
                                                     ----------------------------------------------------------------------------
Net (loss) income per common share
    basic and diluted                                $      (0.014)     $       (0.030)    $         (0.024)   $         (0.030)
                                                     ----------------------------------------------------------------------------
Weighted average common shares outstanding              87,634,635          86,948,501           86,927,718          86,501,417
    basic and dilute                                 ----------------------------------------------------------------------------


GLOBAL REALTY DEVELOPMENT CORPORATION
Consolidated Statement of Cash Flows
June 30, 2006
---------------------------------------------------------------------------------------------------------------------------------

                                                                                                 For the Six Months Ended
                                                                                                         June 30,
                                                                                                    2006            2005
                                                                                             --------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                       $   (2,057,572)    $ (2,564,349)
    Adjustments to reconcile net loss to net cash
        from operating activities:
        Depreciation and amortization                                                                 4,676            3,371
        Stock based compensation                                                                    811,707                -
    Changes in operating activities
        (Increase) in accounts receivable                                                          (927,741)           5,289
        (Decrease) in inventory                                                                   5,776,612      (17,648,041)
        (Increase) in accounts payable                                                             (202,440)      21,696,381
        (Increase) in accounts receivable to related party                                         (228,908)      (2,030,042)
         Decrease in prepaid expenses                                                               310,421                -
         Increase in taxes payable                                                                  712,081         (151,920)
         Increase in accrued interest                                                               423,745                -
         Increase in other taxes payable                                                            207,119                -
                                                                                             --------------     ------------
        NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES                                          4,829,700         (689,311)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expeditures                                                                            (186,878)               -
                                                                                             --------------     ------------
        NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                                           (186,878)               -
                                                                                             --------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Mortgages payble, net                                                                       (5,631,209)       1,475,919
     Loans from related parties, unsecured                                                          787,988                -
     Loans from related parties, secured                                                              4,287                -


         NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES                                        (4,838,934)       1,475,919
                                                                                             --------------     ------------

EFFECT OF EXCHANGE RATE OF CASH                                                                     182,572         (641,638)
                                                                                             --------------     ------------
              NET INCREASE (DECREASE) IN CASH                                                       (13,540)         144,970

CASH, beginning of year                                                                              20,670          139,095
                                                                                             --------------     ------------

CASH, end of year                                                                            $        7,130     $    284,065

SUPPLEMENTAL DATA:
    Issuance of common stock for consulting fees to be recognized in future periods              $1,715,000                -
                                                                                             --------------     ------------


    Common stock to be issued for inventory purchases                                        $            -     $  8,101,772

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

NOTE C - LITIGATION

          On August 20, 2005, the Company entered into an agreement of settlement with Atlantic Wine Agencies, Inc., Dominion Wines Ltd. and Dominion Estates Pty., Ltd. and issued a convertible subordinated promissory note to Sapphire Development Limited in the amount of $2,400,000. Simultaneously, the Company received a pledge of the same amount from Mr. Peter Voss, a principal shareholder of the Company. The convertible note was due on August 20, 2005 and is currently in default. On May 2, 2006, the Court entered a judgment against the Company in the amount of $2,401,937.69 in connection with the note. Subsequently, Sapphire Development Limited served a restraining notice to the Company and its banking facility.


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

Results of Operations
                                                  Three Months Ended                   Six Months Ended
                                                      June 30,                            June 30,
                                        ----------------------------------------------------------------------
                                             2006                 2005              2006             2005
                                        ---------------      ---------------   ---------------  ---------------
Total Revenue                           $     4,564,616      $        37,046   $     4,608,739  $        43,535
Cost of sales, including provision for
     loss on future sale of land of
     $1,978,841 in 2005                       3,287,874            1,978,841         3,337,032        1,978,841

Administrative Expenses                       1,864,705              240,703         2,596,882          285,877
Other Income (Expense)
Interest                                        658,206               81,424           727,722          199,160
Depreciation                                      2,425                3,371             4,676            3,371
Other                                                 0               56,578                 0          140,635
Income taxes                                          0                    0                 0                0
                                        ---------------      ---------------   ---------------  ---------------
Net income (loss)                       $    (1,248,594)     $    (2,323,871)  $    (2,057,573) $    (2,564,349)


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

     The Company had $0 income taxes for the three month period ended June 30, 2006 as compared to income taxes of $0 for the three month period ended June 30, 2005.

     During the three month period ended June 30, 2006 the Company had a net loss of $1,248,594 as compared to a net loss of $2,323,871 for the three month period ended June 30, 2005.

     The Company had 41,673,312 in total liabilities for the period ended June 30, 2006 as compared with $83,206,508 in total liabilities for the period ended June 30, 2005.

     Stockholders' equity was $7,845,809 for the period ending June 30, 2006 compared to $24,759,205 for the period ended June 30, 2005.

SIX MONTHS ENDED JUNE 30, 2006 VS. SIX MONTHS ENDED JUNE 30, 2005

     Revenues of $4,608,739 for the six month period ended June 30, 2006 as compared to $43,535 for the six month period ended June 30, 2005 reflect the results from the sale of properties.

     The cost of sales of $3,337,032 for the six month period ended June 30, 2006 as compared to the cost of sales of $1,978,841 for the six month period ended June 30, 2005 represents the cost of sales of properties sold.

     Expenses from operations were $2,596,882 for the six month period ended June 30, 2006 as compared with $285,877 for the respective prior year period. The increase from 2006 to 2005 is due primarily to increases in employees, consulting fees and related costs including legal and accounting fees.

     During the six month period ended June 30, 2006 the Company had net interest expense of $727,722 as compared with net interest expense of $199,160 during the six month period ended June 30, 2005, respectively.

     The Company has $0 income taxes for the six month period ended June 30, 2006 as compared to income taxes of $0 for the six month period ended June 30, 2005.

     During the six month period ended June 30, 2006 the Company had a net loss of $2,057,573 as compared to a net loss of $2,564,349 for the six month period ended June 30, 2005.

     The Company had a $3,698,429 decrease in total liabilities for the period ended June 30, 2006 as compared with a $23,020,380 increase in total liabilities for the period ended June 30, 2005.

     Stockholders' equity decreased by $16,913,396 to $7,845,809 for the period ending June 30, 2006 compared to $24,759,205 for the period ended June 30, 2005.

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


Global's cash and cash equivalents decreased $9,817 during the three months ended June 30, 2006. Cash flows provided by operating activities of $4,837,143 and cash flows used by investing activities of $186,878 were greater than cash flows from financing activities of $4,829,700 and an increase in effect of exchange rate of 182,572. Operating activities used cash flows to decrease the Company's inventories and decrease accounts payable and liabilities for the six months ended June 30, 2006. Financing activities provided cash flows in the form of unsecured loans from related parties and decreases for mortgage notes payable and secured loans from related parties for the six months ended June 30, 2006.


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


            NAME                            TITLE                                           DATE
-----------------------------    ---------------------------                        ----------------------

/s/ Robert Kohn                   Director and Chief Executive Officer                 August 16, 2006
-----------------------
Robert Kohn

/s/ Roger Davis                   Director and Chief Financial Officer                 August 16, 2006
---------------------------
Roger Davis