Form 10QSB
period 2006-09-30
Global Realty Development Corp
filed 2006-11-14
CIK 1118629

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

QUARTERLY  REPORT UNDER  SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934

            [X] For the quarterly period ended September 30, 2006 or

TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934

     For the transition period from _______________ to ____________________

                        Commission File Number: 000-32467

                         Global Realty Development Corp.
                 (Name of small business issuer in its charter)

     Delaware                                        13-41058242
================================================================================
(Jurisdiction of organization)            (I.R.S. Employer Identification No.)
================================================================================

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

                                 YES [ ] NO [X]

As of October 28, 2006, there were 99,532,742 shares of the registrant's common stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [  ] No [X]

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FINANCIAL STATEMENT INDEX

     Combined Balance Sheets at September 30, 2006 (Unaudited)
        and December 31, 2005                                                  1

     Combined Statements of Operations for the Three Months and
        Nine Months Ended September 30, 2006 and 2005 (Unaudited)              2


     Combined Statements of Cash Flows for the Nine Months                     3
        Ended September 30, 2006 and 2005 (Unaudited)

     Notes to Financial Statements                                             4

Item 1. Financial Statements

GLOBAL REALTY DEVELOPMENT CORP.

CONSOLIDATED BALANCE SHEETS

GLOBAL REALTY DEVELOPMENT CORPORATION
Consolidated Balance Sheets (Unaudited)
September 30, 2006

------------------------------------------------------------------------------------------------------------------------------------
                                                                                              Sept 30           December 31,
                                                                                                2006                2005
                                                                                          ---------------     ----------------
                                                                                                                 (restated)
ASSETS

      Cash and cash equivalents                                                           $        10,856     $         20,670
      Inventories-at the lower of cost or
          fair value-lots held for sale                                                        43,651,111           49,305,409
      Receivables                                                                               2,442,202              763,533
      Receivable from related party                                                               809,660              574,672
      Prepaid expenses                                                                          1,336,850              310,421
      Film Rights                                                                               1,686,000                    -
      Property, plant and equipment                                                             1,811,010            1,591,138
                                                                                          ---------------     ----------------

              TOTAL ASSETS                                                                $    51,747,689     $     52,565,843
                                                                                          ===============     ================


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
      Convertible subordinated note                                                       $     2,400,000     $      2,400,000
      Accounts payable and other liabilites                                                    10,491,407           11,422,129
      Mortgages notes payable                                                                  15,785,726           20,926,845
      Accrued interest expense                                                                  1,226,352              699,463
      Loans from related parties-unsecured                                                      2,685,277            1,849,543
      Loans from related parties-secured                                                        5,281,927            5,160,888
      Income taxes payable                                                                      3,096,202            2,346,735
      Other taxes payable                                                                         416,049              566,138
                                                                                          ---------------     ----------------

          Total Liabilities                                                                    41,382,940           45,371,741
                                                                                          ---------------     ----------------


Stockholders' equity
      Preferred stock, $0.001 par value, 10,000,000 shares authorized,
          no shares issued and outstanding                                                              -                    -
      Common stock, $0.001 par value, 500,000,000 and 90,000,000 shares authorized, 93,532,742 and 86,054,334 shares issued and outstanding
          at September 30, 2006 and December 31, 2005, respectively                                93,533               86,054
      Paid in capital                                                                          23,895,792           19,693,803
      Accumulated other comprehensive income                                                    1,638,573            1,244,653
      Retained earnings (deficit)                                                             (15,263,149)         (13,830,408)
                                                                                          ---------------     ----------------

          Total stockholders' equity                                                           10,364,749            7,194,102
                                                                                          ---------------     ----------------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $    51,747,689     $     52,565,843
                                                                                          ===============     ================

                 See accompanying notes to financial statements.

GLOBAL REALTY DEVELOPMENT CORP.


COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)



GLOBAL REALTY DEVELOPMENT, CORPORATION
Combined Statement of Operations (Unaudited)
September 30, 2006

--------------------------------------------------------------------------------------------------------------------------------
                                                             Three Months Ended                       Nine Months Ended
                                                               September 30,                           September 30,
                                                     -----------------------------------     -----------------------------------
                                                          2006               2005                 2006                2005
                                                     --------------    ----------------      --------------      --------------
REVENUES
     Land sales                                     $        33,208                          $    4,562,495      $            -
     Recovery of Previously Provided Provision            1,381,556                               1,381,556
     Other                                                   30,749              58,716             110,201             102,251
                                                    ---------------    ----------------      --------------      --------------

     Total Revenue                                        1,445,513              58,716           6,054,252             102,251

EXPENSES
     Cost of sales                                          174,411             (11,224)          3,511,443           1,967,617
     Administrative                                         543,832             (27,555)          3,140,714             398,957
     Interest                                                99,986              52,855             827,708             252,015
     Depreciation                                             2,452              (3,371)              7,128                   -
     Other                                                        -                   -                   -                   -
                                                    ---------------    ----------------      --------------      --------------

     Total Expenses                                         820,681              10,705           7,486,993           2,618,589
                                                    ---------------    ----------------      --------------      --------------


Income (loss) before income taxes                           624,832              48,011          (1,432,741)         (2,516,338)

Income taxes                                                      -                                       -
                                                    ---------------    ----------------      --------------      --------------

Net income (loss)                                   $       624,832    $       $ 48,011      $   (1,432,741)     $   (2,516,338)
                                                    ===============    ================      ==============      ==============

Net (loss) income per common share
     (basic & diluted)                              $         0.007    $          0.010      $       (0.016)     $       (0.030)
                                                    ===============    ================      ==============      ==============

Weighted average common shares outstanding
     (basic & diluted)                                   90,652,875          91,419,334          88,183,082          88,164,830
                                                    ===============    ================      ==============      ==============

                See accompanying notes to financial statements.

GLOBAL REALTY DEVELOPMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
GLOBAL REALTY DEVELOPMENT, CORPORATION
Consolidated Statement of Cash Flows (Unaudited)
September 30, 2006

--------------------------------------------------------------------------------------------------------------------------------

                                                                                                   For the Nine Months Ended
                                                                                                        September 30,
                                                                                              ---------------------------------
                                                                                                    2006              2005
                                                                                              ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                                       $    (1,432,741)  $    (2,516,338)
      Adjustments to reconcile net loss to net cash
          from operating activities:
          Depreciation and amortization                                                                 7,128             4,825
          Stock based compensation                                                                  1,186,618                 -
      Decrease (increase) in assets:
          Accounts Receivable                                                                      (1,678,669)            5,289
          Inventory                                                                                 5,654,298        (8,169,965)
          Accounts receivable to related party                                                       (234,988)       (2,292,631)
          Prepaid expenses                                                                            310,421                 -
      Increase (decrease) in liablilties:
          Accounts payable                                                                           (930,722)       12,926,699
          Taxes payable                                                                               749,467          (651,073)
          Deferred taxes                                                                                    -           507,726
          Payables                                                                                          -         2,034,345
          Other                                                                                             -        (2,785,086)
          Accrued interest                                                                            526,889                 -
          Other taxes payable                                                                        (150,089)                -
                                                                                              ---------------   ---------------

          NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES                                          4,007,612          (936,209)
                                                                                              ---------------   ---------------


CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expeditures                                                                            (227,000)                -
                                                                                              ---------------   ---------------

          NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                                           (227,000)                -
                                                                                              ---------------   ---------------


CASH FLOWS FROM FINANCING ACTIVITIES:
      Mortgages payble, net                                                                        (5,141,119)      (16,495,623)
      Interst bearing liabilities                                                                           -        18,033,153
      Loans from related parties, unsecured                                                           835,734                 -
      Loans from related parties, secured                                                             121,039                 -
                                                                                              ---------------   ---------------

          NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES                                         (4,184,346)        1,537,530
                                                                                              ---------------   ---------------

EFFECT OF EXCHANGE RATE OF CASH                                                                       393,920          (607,912)
                                                                                              ---------------   ---------------

               NET INCREASE (DECREASE) IN CASH                                                         (9,814)           (6,591)

CASH, beginning of year                                                                                20,670           139,095
                                                                                              ---------------   ---------------

CASH, end of year                                                                             $        10,856   $       132,504
                                                                                              ===============   ===============

SUPPLEMENTAL DATA:
      Issuance of common stock for consulting fees to be recognized in future periods         $     1,336,850   $             -
                                                                                              ===============   ===============

      Issuance of common stock for acquisition of MJD Films                                   $     1,686,000   $             -
                                                                                              ===============   ===============

      Common stock to be issued for inventory purchases                                       $             -   $     8,101,772
                                                                                              ===============   ===============

                See accompanying notes to financial statements.

GLOBAL REALTY DEVELOPMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2006


NOTE A -  CONDENSED FINANCIAL STATEMENTS

          In the opinion of the Company, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosure, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed and omitted. The results of operations for the nine months ended September 30, 2006 are not indicative of the results of operations for the year ended December 31, 2006. The condensed financial statements should be read in conjunction with the Company's financial statements included in its annual Form 10 KSB for the year ended December 31, 2005.

NOTE B -  GOING CONCERN

          As indicated in the accompanying financial statements, the Company has an accumulated deficit of $15,263,149 at September 30, 2006. Management's plans include the raising of capital through the equity market and the generating of revenue through its business. Failure to raise capital and generate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

          On March 3, 2006, the Company designated 1,000,000 shares of its authorized preferred stock as Series A Preferred Stock with a stated value of $2,500. The Series A Preferred Stock is convertible in one year from date of issuance into common stock of the Company at the rate of one share of Preferred to 50 shares of common stock.

          On March 27, 2006, the Board of Directors authorized the adoption of the 2006 Incentive Stock Option Plan and reserved 13,600,000 shares of common stock for the plan.

GLOBAL REALTY DEVELOPMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2006

          On March 27, 2006, the Board of Directors authorized the issuance of 5,440,000 stock options under the 2006 Incentive Stock Option Plan to its Chief Executive officer at $1.05 per share. 3,440,000 shares are exercisable immediately and 2,000,000 shares are exercisable on March 31, 2007. The value of these options are calculated at $315,000. Compensation expense charged to operations as of September 30, 2006 was $157,500.

          On March 27, 2006, the Board of Directors authorized the issuance of 1,500,000 stock options under the 2006 Incentive Stock Option Plan to its Chief Financial officer at $1.05 per share. 1,000,000 shares are exercisable immediately and 500,000 shares are exercisable on March 31, 2007. The values of these options are calculated at $78,750. Compensation expense charged to operations as of September 30, 2006 was $39,375.

          During the quarter ended March 31, 2006, the Company issued 223,048 of its common shares for professional fees incurred. The shares were valued at $1.05 per share.

          On May 4, 2006, the Board of Directors issued 2,100,000 shares of common stock to Redwood Consultants for services to be provided over the ensuing 12 months. The shares were valued at a discounted price of $.588 per share. Consulting expense charged to operations as of September 30, 2006 was $514,500.

          During the quarter ended June 30, 2006, the Company issued 90,000 of its common shares for professional fees incurred. The shares were valued at a discounted price of $.456 per share. Consulting expense charged to operations as of September 30, 2006 was $41,040.

          On July 16, 2006 the Company agreed to issue 200,000 of its common shares and 200,000 warrants for professional fees incurred. The shares were valued at a price of $.777 per share. The warrants have no value as of September 30, 2006. Consulting expense charged to operations as of September 30, 2006 was $38,850.

          On July 25, 2006 the Company issued 800,000 of its common shares for professional fees to be provided over the next year. The shares were valued at $.75 per share. Consulting expense charged to operations as of September 30, 2006 was $100,000.

          On August 29, 2006, the Board of Directors issued 4,000,000 shares of common stock and 2,000,000 warrants for the acquisition of MJD Films. The shares were valued at a discounted price of $.3465 per share. The warrants were valued at a discounted price of $.15 per warrant.

NOTE E -  ACQUISITION OF MJD FILMS

          On August 29, 2006 the Company acquired MJD Films, a film production company and their film rights to several films to be released in 2007. In exchange for all of the outstanding common stock of MJD Films, the Company issued to MJD shareholders an aggregate of 4,000,000 shares of common stock and 2,000,000 warrants to purchase common stock at $.60 per share, exercisable up to three years. Such shares and warrants are restricted securities (as such term is defined in Rule 144 under the U.S. Securities Acto of 1933, as amended (the "Securities Act").

NOTE F -  PROVISION RECOVERY

          On October 3, 2006 the Company through mediation agreed to a settlement for debt recovery of a prior year real estate transaction. The total amount of the debt recovery is $1,665,100, of which $730,100 was provided for during the year ended December 31, 2005. The balance of $935,000 was recorded as income during the quarter ended September 30, 2006.

GLOBAL REALTY DEVELOPMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2006


NOTE G -  SUBSEQUENT EVENTS

          On October 4, 2006, the Company entered into an Operating Agreement for the formation of TFM Group, L.L.C., a Delaware limited liability company, along with the Roy Sciacca Group and Mariano Rivera. The Company received 51% of TFM Group, L.L.C. for an initial contribution of 6,000,000 shares of common stock of the Company to the Roy Sciacca Group and 3,000,000 warrants to purchase shares of the Company's common stock, with an exercise price of $1.00 per share. Such shares and warrants are restricted securities (as such term is defined in Rule 144 under the U.S. Securities Act of 1933, as amended (the "Securities Act"). This joint venture entity was created to develop television, film and music production companies including a reality television show.

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

OVERVIEW

     The Company to date has been primarily a commercial and residential land development company with an office and properties located primarily in Australia. The principal activities of the Company and its consolidated subsidiaries include: obtaining zoning and other entitlements for land it owns or controls through purchase or purchase options and improving the land for commercial and residential development by building roads, putting in utilities and subdividing the land. Once the land owned by the Company is entitled, the Company may either sell unimproved land to other developers or homebuilders, sell improved land to other developers or homebuilders, or participate in joint ventures with other developers, investors or homebuilders to finance and construct infrastructure and homes.

     During the third quarter 2006, the United States operations of the Company directed its attention toward building an entertainment and gaming company. On August 29, 2006 the Company purchased MJD Films and on October 4, 2006 the Company purchased a 51% interest in the TFM Group, a newly-formed joint venture formed to develop television, film and music entertainment projects through television, film and music production companies including the production of a reality television show.


     Entertainment
     -------------

     On August 29, 2006 the Company acquired MJD Films ("MJD"). In exchange for all of the outstanding common stock of MJD Films, the Company issued to MJD Shareholders an aggregate of 4,000,000 shares of common stock and 2,000,000 Warrants to purchase common stock at $.60 per share, exercisable up to three years. Such shares and warrants are restricted securities (as such term is defined in Rule 144 under the U.S. Securities Act of 1933, as amended (the "Securities Act").


     On October 4, 2006, the Company entered into an Operating Agreement for the formation of the TFM Group, L.L.C., a Delaware limited liability company, along with the Roy Sciacca Group and Mariano Rivera. The Company received 51% of TFM Group, L.L.C. for an initial contribution of 6,000,000 shares of common stock of the Company to the Roy Sciacca Group and 3,000,000 warrants to purchase shares of the Company's common stock, with an exercise price of $1.00 per share.

     This joint venture entity was created to develop television, film and music entertainment projects through television, film and music production companies including the production of a reality television show.

     Real Estate
     -----------

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

     Real estate held for current development or sale and land held for future development (real estate properties) are carried at the lower of cost or fair market value. The Company's real estate properties are subject to a number of uncertainties which can affect the values of those assets. These uncertainties include litigation or appeals of regulatory approvals and availability of adequate capital, financing and cash flow. In addition, future values may be adversely affected by increases in property taxes, increases in the costs of labor and materials and other development risks, changes in general economic conditions, including higher mortgage interest rates, and other real estate risks such as the general demand for housing and the supply of competitive products. Real estate properties do not constitute liquid assets and, at any given time, it may be difficult to sell a particular property for an appropriate price.

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

     Because of injunction for the past 15 months until March 3, 2006, all sales of properties were stopped as well as development activities. Therefore, revenues were only a result of rental income for 2005.

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



RESULTS OF OPERATIONS

                                                    Three Months Ended                     Nine Months Ended
                                                       September 30,                         September 30,
                                                 -----------------------                -------------------------
                                                 2006               2005                2006                 2005
Total Revenue                               $ 1,445,513           $ 58,716            $6,054,252         $    102,251
Cost of sales, including provision for
     loss on future sale of land of
     $1,978,841 in 2005                         174,411            (11,224)            3,511,443            1,967,617

Administrative Expenses                         543,832           (125,572)            3,140,714              160,305
Other Income (Expense)
Interest                                         99,986             52,855               827,708              252,015
Depreciation                                      2,452             (3,371)                7,128
Other                                                               98,017                                    238,652
Income taxes
                                                      -

Net income (loss)                          $    624,832           $ 48,011          $ (1,432,741)         $(2,516,338)


THREE MONTHS ENDED SEPTEMBER 3O, 2006 VS. THREE MONTHS ENDED SEPTEMBER 3O, 2005

Revenues of $1,445,513 for the three month period ended September 30, 2006 as compared to $58,716 for the three month period ended September 30, 2005 reflect the results principally from the recovery of a land contract for 2006 and rental income for 2005.

The cost of sales of $174,411 for the three month period ended September 30, 2006 as compared to the cost of sales of $(11,224) for the three month period ended September 30, 2005 represents an increase for the cost of sales of land previously sold.

Administrative expenses operations were $543,832 for the three month period ended September 30, 2006 as compared with $(27,555) for the respective prior year period. The increase from 2006 to 2005 is due primarily to increases in personnel, consulting and related costs including legal and accounting fees.

During the three month period ended September 30, 2006 the Company had net interest expense of $99,986 as compared with net interest expense of $52,855 during the three month period ended September 30, 2005, respectively.

The Company has $0 income taxes for the three month period ended September 30, 2006 as compared to income taxes of $0 for the three month period ended September 30, 2005.

During the three month period ended September 30, 2006 the Company had net income of $624,832 as compared to net income of $48,011 for the three month period ended September 30, 2005.

The Company had $41,382,940 in accounts payable and other liabilities for the period ended September 30, 2006 as compared to $76,541,355 for the period ended September 30, 2005.

Stockholders' equity was $10,364,749 for the period ending September 30, 2006 compared to $ 16,739,170 for the period ended September 30, 2005.


NINE MONTHS ENDED SEPTEMBER 30, 2006 VS. NINE MONTHS ENDED SEPTEMBER 30, 2005

Revenues of $6,054,252 for the nine month period ended September 30, 2006 as compared to $102,251 for the nine month period ended September 30, 2005 reflect the results principally from the sale of land for 2006 and rental income for 2005.

The cost of sales of $3,511,443 for the nine month period ended September 30, 2006 as compared to the cost of sales of $1,967,617 for the nine month period ended September 30, 2005 represents the cost of sales of land.

Administrative expenses were $3,140,714 for the nine month period ended September 30, 2006 as compared with $398,957 for the respective prior year period. The increase from 2006 to 2005 is due primarily to increases in personnel, consulting and related costs including legal and accounting fees.

During the nine month period ended September 30, 2006 the Company had net interest expense of $827,708 as compared with net interest expense of $252,015 during the nine month period ended September 30, 2005, respectively.

The Company has $0 income taxes for the nine month period ended September 30, 2006 as compared to income taxes of $0 for the nine month period ended September 30, 2005.

During the nine month period ended September 30, 2006 the Company had a net loss of $((1,432,741)) as compared to a net loss of $(2,516,338) for the nine month period ended September 30, 2005.

The Company had a $3,988,801 decrease in accounts payable and other liabilities for the period ended September 30, 2006 as compared with an increase of $16,355,227 for the period ended September 30, 2005.

Stockholders' equity increased by $3,107,647 to $10,364,749 for the period ending September 30, 2006 compared to 16,739,170, for the period ended September 30, 2005.

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

Global's cash and cash equivalents decreased $9,814 during the three months ended September 30, 2006. Cash flows used by operating activities of $4,007,612 and cash flows used by investing activities of $227,000 were greater than cash flows from financing activities of $4,184,346 and an increase in effect of exchange rate of 393,920. Operating activities used cash flows to decrease the Company's inventories and decrease accounts payable and liabilities for the nine months ended September 30, 2006. Investing activities for the nine months ended September 30, 2006 were $227,000. Financing activities provided cash flows in the form of unsecured loans from related parties and decreases for mortgage notes payable and secured loans from related parties for the nine months ended September 30, 2006.

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

     o mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets

     o instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets; includes

     o put options and forward purchase contracts obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares.

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

ITEM 3. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. As of September 30, 2006, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act , Rule 13a-15(d) and 15d-15(d) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

b) Changes in internal controls. There were no changes in the Company's internal controls over financial reporting, that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

         None

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     On August 29, 2006 the Company acquired MJD Films ("MJD"). In exchange for all of the outstanding common stock of MJD Films, the Company issued to MJD Shareholders an aggregate of 4,000,000 shares of common stock and 2,000,000 Warrants to purchase common stock at $.60 per share, exercisable up to three years.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES.

     There have not been any defaults on any senior Securities.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the Security Holders of the Company for a vote during the three months ended September 30, 2006.

ITEM 5 OTHER INFORMATION

     The Company has no other information to report.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K


Exhibits:

   Number                                 Exhibit
-----------    -----------------------------------------------------------------
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

GLOBAL REALTY DEVELOPMENT CORP.

BY: /s/ Robert Kohn
    ----------------
    Robert Kohn - Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         NAME                  TITLE                             DATE
----------------   ------------------------------------      -------------------


/s/ Robert Kohn    Director and Chief Executive Officer      November 14, 2006
----------------
Robert Kohn

/s/ Roger Davis    Director and Chief Financial Officer      November 14, 2006
----------------
Roger Davis