Form 10KSB
period 2006-12-31
Global Realty Development Corp
filed 2007-04-12
CIK 1118629

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 000-32467

                         Global Realty Development Corp.
                         -------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                    30-0360216
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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.) Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The Issuer's revenues for the year ending December 31, 2006 were $4,699,199.

As of March 20, 2007 the number of shares outstanding of the Issuer's common stock was 99,532,742.

As of March 20, 2007 the aggregate number of shares held by non-affiliates was approximately 36,357,409.

As of March 20, 2007 the aggregate market value of the Issuer's common stock held by non-affiliates was $17,815,130, based on the average bid and asked price of $.49 per share as of March 20th, 2007.

DOCUMENTS INCORPORATED BY REFERENCE         None


FORM 10-KSB
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

INDEX

PART I

                                                                                               Page

Item 1.        Description of Business                                                           5
Item 2.        Description of Property                                                           8
Item 3.        Legal Proceedings                                                                 9
Item 4.        Submission of Matters to a Vote of Security Holders                               10

PART II

Item 5.        Market for the Registrant's Common Equity,                                        11
               Related Stockholder Matters and Small Business Issuer Purchases
               of Equity Securities
Item 6.        Management's Discussion and Analysis or Plan of Operation                         11
Item 7.        Financial Statements                                                              17
Item 8.        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                                               38
Item 8A.       Controls and Procedures
Item 8B        Other Information                                                                 38

PART III

Item 9.        Directors, Executive Officers, Promoters and Control Persons; Compliance
               with Section 16(A) of the Exchange Act.                                           39
Item 10.       Executive Compensation                                                            40
Item 11.       Security Ownership of Certain Beneficial Owners and Management and
               Related Stockholder Matters                                                       44
Item 12.       Certain Relationships and Related Transactions                                    45
Item 13.       Exhibits                                                                          47
Item 14        Principal Accountant Fees and Services                                            47
SIGNATURES                                                                                       48

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

ITEM 1. DESCRIPTION OF BUSINESS

Organizational History

     The Company was incorporated in the State of Delaware in March 2000 under the name Indigo Energy, Inc. Pursuant to a Share Exchange Agreement entered into as of September 4, 2004, the Company acquired and three wholly-owned Australian subsidiaries: (i) Australian Agricultural and Property Management Limited, (ii) No. 2 Holdings Pty. Ltd., and(iii) Victorian Land Development Pty. Ltd. At the time of the acquisition, the Company changed its name to Australian Agriculture and Property Development Corporation and on April 1, 2005 changed its name to Global Realty Development Corporation. During 2005, the Company formed a fourth Australian subsidiary Ausland Properties Pty Ltd. and now operates through four wholly-owned Australian subsidiaries.

     On Aug. 30, 2006 the Company acquired 100% of MJD Films, Inc. ( "MJD "), a film production company. MJD recently launched MJD SMS, a text messaging division.

     On October 10, 2006 the Company acquired a 51% interest in the TFM Group, ("TFM"), a television, film and music production company.

Overview of Business

     Prior to the Share Exchange Agreement, the Company had no operations and was seeking to acquire another business. The Company, through its subsidiaries, is engaged in the real estate development business in Australia and the television, film and music production business in the United States.

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

     The Company has accumulated a land bank by securing tracks of land in the zoned development corridors in various eastern seaboard cities in Australia. Currently the Company has ten owned residential and commercial land projects in its portfolio with the majority of the Company's projects on the eastern seaboard of Australia. Each of the individual developments range from 17 - 302 home sites in size and are specifically designed and constructed to meet market considerations, accounting for sensitivities of specific community requirements and needs.

     Generally, the Company's approach to projects is to acquire, subdivide, add infrastructure such as roads and utilities, develop, and either sell to commercial builders, home builders or build and sell the real estate.

Entertainment - Television, Film and Music Production and SMS Text Messaging

     On Aug. 30, 2006 the Company acquired MJD Films, Inc., a movie production company that intends to produce low budget films under $10,000,000. MJD has completed a documentary entitled "The Seed of Faith" about the life story of Pope John Paul II. In addition, MJD is currently in pre-production of the Horror/Thriller film "The Devil Exists" based on the Charles Manson family. MJD has contracted with both SMS Text Media, Inc. and Smart SMS Corp. to create a three part text messaging based advertisement campaign series. The first series called "Text Your Way to Stardom" will allow the winning consumer to win a feature roll in "The Devil Exists" along with all associated fees in becoming a member of The Screen Actors Guild. The second series called "Win a Trip to

Cannes Film Festival" will allow the winning consumer to win a trip to the Cannes Film Festival to attend a party for "The Devil Exists." The third series called "Walk the Red Carpet" will allow the winning consumer to attend the premier of "The Devil Exists." The Company will earn a minimum of $.10 per each text message sent in connection with these campaigns.


     MJD has recently launched a text message marketing division, MJD SMS, which provides text messaging campaigns for SMS applications. MJD SMS can also provide gross income per text to major television networks, television shows and network advertisers who provide content and/or mass marketing exposure for SMS campaigns. MJD SMS can also provide gross income per text to major web portals for mass marketing exposure. MJD SMS solutions and mass marketing capabilities can also be outsourced to major film studios, independent movie producers, broadband content providers and advertising clients for their text messaging campaigns.


     MJD SMS has recently entered into a contract to represent the film "An African Tale" for a text messaging campaign for consumers to "Win a Voice over Role in the Film." It is intended that these campaigns will be held on a world basis in many different foreign speaking countries.


     MJD SMS is focused on representing the SMS text messaging campaigns for other major films.


     MJD SMS is working with various potential joint venture partners to provide the next generation of SMS/MMS, including linguistics recognition, content streaming, voice recognition and various interactive capabilities.

     On October 10, 2006 the Company acquired 51% of the TFM Group LLC. TFM was formed to develop a reality show called, "Battle of the Americas" starring Los Ultimos Heroes which has been in pre-production for the past two years. The show shall be a music based reality show, featuring members of the former group Menudo, which is expected to span the Americas and deliver multiple revenue streams including the standard advertising, product placement and sponsorship participation, as well as a new CD release and the intended launch of a World Tour and worldwide merchandising campaign. The TFM Group is initially focused on the Latino market of 640 million people.

Pachinko Industry

     The Company has been investigating acquisition opportunities of Pachinko parlors located in Japan. The overall fundamentals of the Pachinko Industry are similar to the traditional U.S. Gaming industry. Pachinko is a type of casino slot machine pinball game that has become the biggest market in the entertainment industry in Japan. There are two types of Pachinko machines; a conventional Pachinko machine, and a Pachislot machine, originating from the slot machine. According to the Japanese Ministry of Economy over 24 million adults are regular patrons of pachinko establishments. A survey conducted by the Institute for Free Time Design showed that the annual sales of the Pachinko industry equal about $252 Billion. Approximately 318,000 people are employed in the pachinko industry.

     These sales figures are about 4.7 times more than the U.S. casino industry. Whereas U.S. casinos may only operate in certain areas in the United States, such as Las Vegas, Pachinko parlors operate throughout Japan. The accessibility of the parlors allows more people to play, more often, and has resulted in over 16,504 Pachinko parlors in Japan.


Additional Business Opportunities

     During 2007, the Company will focus its immediate efforts on (i) selling properties in Australia that the Company currently owns, (ii) further developing real estate and real estate related opportunities, (iii) building out MJD and the TFM Group through project development, acquisitions and joint ventures; and
(iv) evaluating the acquisition of Pachinko parlors. However, the Company may also consider other strategic and joint venture opportunities; and there can be no assurance that the Company will accomplish, in whole or in part, all or any of the above strategic goals.


     The Company is in discussions with various potential joint venture development partners. These discussions include equity and debt for the development of real estate properties in Australia and the acquisition of Pachinko parlors. To date there have been no definitive agreements executed and there can be no assurance that any such agreements will be executed.

     The Company is in discussions with various potential joint venture and strategic alliance development partners in the entertainment industry. These discussions include the development of television shows, film and music production. They also include text messaging for major motion picture films and distribution and technology. To date, there have been no definitive agreements executed with respect to any projects to be undertaken for any such projects.

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

     The Entertainment industry is highly competitive with major companies in the television, film and music business. Most of the Company's competitors have substantially greater financial resources than those of the Company, and they have much larger staffs and marketing organizations. However, the Company believes that it may compete by effectively using its experienced management team in conjunction with sub-contractors and consultants to produce television, film and music products for distribution through traditional entertainment distribution channels.

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

Employees

     As of December 31, 2006, the Company had a total of four full time employees. None of its employees are represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good. The Companies subsidiaries employ three executives and work with hundreds of subcontractors to fulfill real estate and entertainment project needs.

Consultants

     Due to the nature of its business, the Company actively utilizes consultants on a project-by-project basis providing the company with flexibility and savings by not having a large core fixed employment contracts. This is common in a project-based organization. The company has a global presence with directors and consultants located in Australia, the United States and Japan.


ITEM 2. DESCRIPTION OF PROPERTY

     The Company's Registered Office in Australia is at 159 Union Road, Surrey Hills 3127 Victoria. The Company also uses office space in East Hawthorn. The office space is approximately 1,000 square feet where the rental is approximately $754 per month. The lease is on a month to month basis. The Company believes that its space is adequate for its current needs, is generally well maintained and in good condition.

     The Company owns an office complex at 65 Greenhill Rd., Wayville SA, which has 5,382 square feet of office space which it leases to tenants. The mortgage on this property as of December 31, 2006 was $500,000. In addition, the Company owns 249 acres of agricultural investment property consisting of plantations. This property is located at 578 Mountain Top Road and has an outstanding mortgage at December 31, 2006 of $434,000.

     The Company's corporate office is located at 11555 Heron Bay Boulevard, Suite 200, Coral Springs, Florida 33076. The facility is approximately 120 square feet with the use of Media rooms, teleconferencing facilities and meeting rooms. The rent is approximately $1000 per month. The lease is currently on a month to month basis. The Company believes that its space is adequate for its current needs and is generally well maintained, in good condition and adequate for their present and proposed uses.

     The following are the properties of the Company and its subsidiaries, which are owned in connection with its business activities:

------------------------------- ----------------------- --------- ----------------------------------------------------
Property                        Location                Acres     Present or Planned Use
------------------------------- ----------------------- --------- ----------------------------------------------------
------------------------------- ----------------------- --------- ----------------------------------------------------
Switchback Road                 Victoria                *         Key to larger development
Chirnside Park
------------------------------- ----------------------- --------- ----------------------------------------------------
------------------------------- ----------------------- --------- ----------------------------------------------------
Collard Drive                   Victoria                8         Held  pending  acquisition  of  further  parcels of
Diamond Creek                                                     land. Currently could subdivide into 30 lots
------------------------------- ----------------------- --------- ----------------------------------------------------
------------------------------- ----------------------- --------- ----------------------------------------------------
Eggersdorf Road                 Queensland              20        Sold in January 2007
Ormeau
------------------------------- ----------------------- --------- ----------------------------------------------------
------------------------------- ----------------------- --------- ----------------------------------------------------
Rifle Range Road                Queensland              23        Nearly  completed 98 lot subdivision  with sales to
Pimpama                                                           begin in second quarter 2007
------------------------------- ----------------------- --------- ----------------------------------------------------
------------------------------- ----------------------- --------- ----------------------------------------------------
Yawalpah Road                   Queensland              5         24 lot  subdivision  to start in  approximately  12
Coomera                                                           months
------------------------------- ----------------------- --------- ----------------------------------------------------
------------------------------- ----------------------- --------- ----------------------------------------------------
Reserve Road                    Queensland              10        34 lot  subdivision  to start in  approximately  18
Upper Coomera                                                     months.
------------------------------- ----------------------- --------- ----------------------------------------------------
------------------------------- ----------------------- --------- ----------------------------------------------------
Baileys Creek Road              Queensland              10        17 lot  subdivision  to start in  approximately  12
Upper Coomera                                                     months.
------------------------------- ----------------------- --------- ----------------------------------------------------
------------------------------- ----------------------- --------- ----------------------------------------------------
Mountain Top Road               New South Wales         249       Paulownia tree plantation with Macadamia nut trees
Mountain Top via Nimbin
------------------------------- ----------------------- --------- ----------------------------------------------------
------------------------------- ----------------------- --------- ----------------------------------------------------
Greenhill Road                  South Australia         *         Rental Investment with plans to extend.
Wayville
------------------------------- ----------------------- --------- ----------------------------------------------------
------------------------------- ----------------------- --------- ----------------------------------------------------
Collard Drive                   Victoria                30        Immediate subdivisions available into 108 blocks.
Diamond Creek
------------------------------- ----------------------- --------- ----------------------------------------------------
------------------------------- ----------------------- --------- ----------------------------------------------------
Berwick Cranbourne Road         Victoria                66        302 lots available,  Rezoning available in short to
Cranbourne (50%)                                                  medium term.
------------------------------- ----------------------- --------- ----------------------------------------------------

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

     NONE

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

     The Company's common stock is traded on the OTC Bulletin Board under the symbol "GRLY"

     As of March 20, 2007, there were 443 holders of record of 91,545,143 shares of the Company's common stock. This does not reflect those shares held beneficially or those shares held in "street" name.

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

       ---------------------------------------- ----------------- ----------
                                                      High           Low
       ---------------------------------------- ----------------- ----------
       2006
       ---------------------------------------- ----------------- ----------
              First Quarter                            1.40            .85
       ---------------------------------------- ----------------- ----------
              Second Quarter                           1.40            .35
       ---------------------------------------- ----------------- ----------
              Third Quarter                            1.32            .43
       ---------------------------------------- ----------------- ----------
              Fourth Quarter                            .92            .44
       ---------------------------------------- ----------------- ----------
       2005
       ---------------------------------------- ----------------- ----------
              First Quarter                            7.00           2.00
       ---------------------------------------- ----------------- ----------
              Second Quarter                           4.26           1.25
       ---------------------------------------- ----------------- ----------
              Third Quarter*                           2.10           1.02
       ---------------------------------------- ----------------- ----------
              Fourth Quarter                           1.50            .38
       ---------------------------------------- ----------------- ----------

Equity Compensation Plan Information

     The  following  table  shows   information  with  respect  to  each  equity
compensation plan under which our common stock is authorized for issuance as of the fiscal year ended December 31, 2006.

EQUITY COMPENSATION PLAN INFORMATION
------------------------------------ ------------------------ ----------------------- ---------------------------
                                      Number of securities       Weighted average        Number of securities
Plan category                           to be issued upon       exercise price of      remaining available for
                                           exercise of         outstanding options,     future issuance under
                                      outstanding options,     warrants and rights    equity compensation plans
                                       warrants and rights                              (excluding securities
                                                                                       reflected in column (a)
------------------------------------ ------------------------ ----------------------- ---------------------------
                                               (a)                     (b)                       (c)
------------------------------------ ------------------------ ----------------------- ---------------------------
Equity compensation plans approved             -0-                     -0-                       -0-
by security holders
------------------------------------ ------------------------ ----------------------- ---------------------------

------------------------------------ ------------------------ ----------------------- ---------------------------
Equity compensation plans not              13,140,000                 $1.06                  6,660,000
approved by security holders
------------------------------------ ------------------------ ----------------------- ---------------------------

------------------------------------ ------------------------ ----------------------- ---------------------------
Total                                      13,140,000                 $1.06                  6,660,000
------------------------------------ ------------------------ ----------------------- ---------------------------

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

Overview

     The primary objective of the Company's management is to maximize shareholder value. The Company attempts to accomplish this objective by increasing revenue through the development of real estate projects and the acquisition of companies it believes will have profitable operations. Management believes revenues and earned income can be increased by (1) developing real estate projects throughout Australia and other countries; (2) acquiring companies and (3) entering into joint ventures and strategic alliances.

     The Company to date has been primarily a commercial and residential land development company with properties located in Australia. The principal activities of the Company and its consolidated subsidiaries include: obtaining zoning and other entitlements for land it owns or controls through purchase or purchase options and improving the land for commercial and residential development by building roads, putting in utilities and subdividing the land. Once the land owned by the Company is entitled, the Company may either sell unimproved land to other developers or homebuilders or sell improved land to other developers or homebuilders.

     The Company currently has on-going Australian projects on various seaboard cities of the Eastern coastal regions of Australia. The Company's inventory of entitled land available for projects will always be limited by its ability to finance new projects.

     Real estate held for current development or sale and land held for future development (real estate properties) are carried at the lower of cost or market. The Company's real estate properties are subject to a number of uncertainties which can affect the values of those assets. These uncertainties include litigation or appeals of regulatory approvals and availability of adequate capital, financing and cash flow. In addition, future values may be adversely affected by increases in property taxes, increases in the costs of labor and materials and other development risks, changes in general economic conditions, including higher mortgage interest rates, and other real estate risks such as the general demand for housing and the supply of competitive products. Real estate properties do not constitute liquid assets and, at any given time, it may be difficult to sell a particular property for an appropriate price.


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


RESULTS OF OPERATIONS

                                   Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

                                                               Twelve Months           Twelve Months
                                                               Ended                   Ended
                                                               December 31, 2006       December 31, 2005
                                                                                       (RESTATED)
                                                               -----------------       -----------------
Total Revenue                                                  $    4,699,199          $         131,551
                                                               =================       =================

Cost of Sales:
Cost of properties sold                                        $    3,887,152
(Recovery) write off of property development costs             $     (942,000)         $       6,917,007
(Recovery) provision for future property, write down           $   (2,783,433)         $       6,037,617
Administrative Expenses                                        $    9,888,758          $       1,113,297
Provision for doubtful accounts                                $    1,118,055          $       1,617,453

Other Income (Expense)
Interest Expense                                               $      414,301          $         591,214
Depreciation                                                   $       10,108          $           9,218
Income Taxes                                                   $            0          $               0


TWELVE MONTHS ENDED DECEMBER 31, 2006 VS. TWELVE MONTHS ENDED DECEMBER 31, 2005
                                                                      (RESTATED)

Revenues of $4,699,199 for the twelve month period ended December 31, 2006 as compared to $131,551 for the twelve month period ended December 31, 2005 is a direct result of the sale of development properties.

The cost of properties sold of $3,887,152 for the twelve month period ended December 31, 2006 as compared to $0, the cost of sales for the twelve month period ended December 31, 2005.

The recovery of property development costs of $942,000 for the twelve month period ended December 31, 2006 as compared to the write off of property development costs of $6,917,007 for the twelve month period ended December 31, 2005 is a direct result of recovery of costs from previous write offs.

The recovery provision for future property of $2,783,433 for the twelve month period ended December 31, 2006 as compared to the write off of property development costs of $6,037,617 for the twelve month period ended December 31, 2005 is a direct result of recovery of costs in 2007.

Administrative expenses from operations were $9,888,758 for the twelve month period ended December 31, 2006 as compared with $ 1,113,297 for the respective prior year period. The majority of this increase from 2005 to 2006 is due primarily to non-cash expenses for stock options and warrants and stock based compensation which resulted in an expense of $6,104,021 and amortization of prepaid consulting expenses of $1,639,500.

During the twelve month period ended December 31, 2006 net interest expense of $414,301as compared with net interest expense of $591,214 during the twelve month period ended December 31, 2005, respectively.

$0 income taxes for the twelve month period ended December 31, 2006 as compared to income taxes of $0 for the twelve month period ended December 31, 2005.

Net Loss of $$6,893,742 for the twelve month period ended December 31, 2006 as compared to a Net Loss of $16,154,255 for the twelve month period ended December 31, 2005 is a direct of the sanctions imposed by the Supreme Court of Victoria, Australia being removed.

The Company had a decrease in accounts payable and other liabilities of $10,090,046 for the period ended December 31, 2006 as compared with a decrease of $26,273,010 for the period ended December 31, 2005.

Stockholders' equity increased by $10,182,804 for the period ending December 31, 2006 compared to a decrease of $9,680,616 for the period ended December 31, 2005 which is primarily due to the acquisitions of MJD Films, Inc. and TFM Group, Inc.

LIQUIDITY AND CAPITAL RESOURCES

The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations. For the 12 month period of 2006, because of the sanctions of the Court, the Company had limited operating abilities, and, as a result, had negative cash flow from operations. The Company sold a property on January 5, 2007 which resulted in approximately $5.3 million in net cash flow. The Company used $2.6 million of these funds to pay the Sapphire Note. The Company is seeking to raise additional financing through public or private equity financing, bank financing or other sources of capital for the purposes of acquiring entertainment related companies; financing existing entertainment related projects; acquisition of Pachinko parlors and further development of its existing properties. Global also intends to sell properties to increase cash flows. We cannot predict whether we will be successful in obtaining sufficient capital to fund the further development of existing real estate projects, the acquisition of companies, or the further development of our entertainment properties. If we are unable to obtain sufficient funds in the near future, such event will delay the further development of existing properties, the acquisition of companies, and the further development of our entertainment projects and likely will have a material adverse impact on us and our business prospects.

Global's cash and cash equivalents increased $90,309 during the twelve months ended December 31, 2006. Cash flows provided by operating activities of $1,510,490 plus the effect of the exchange rate of $860,513 were greater than cash flows used by investing activities of $13,963 and cash flows used by financing activities of $2,266,731.

Operating activities used cash flows primarily to decrease the Company's accounts payable and liabilities for the twelve months ended December 31, 2006. Investing activities were $13,963. Financing activities used cash flows to reduce mortgages payable and to reduce unsecured loans from related parties.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation 48, "Accounting for Income Tax Uncertainties" ("FIN 48"). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority. Recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company expects to adopt the provisions of FIN 48 beginning in the first quarter of 2007. The Company is currently in the process of determining the impact, if any, of adopting the provisions of FIN 48 on its financial position, results of operations and liquidity.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption, as of the beginning of an entity's fiscal year, is also permitted, provided interim financial statements have not yet been issued. The Company expects to adopt the provisions of FIN 48 beginning in the first quarter of 2008. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 157 will have on its consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Standards No. 87, 88, 106, and 132 (R)." which requires an employer to recognize the overfunded or underfunded status of a defined benefit plan as an asset or liability in its condensed consolidated balance sheet. Under SFAS No. 158, actuarial gains and losses and prior service costs or credits that have not yet been recognized through earnings as net periodic benefit cost will be recognized in other comprehensive income, net of tax, until they are amortized as a component of net periodic benefit cost. SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2006 and shall not be applied retrospectively. The Company believes at this time that the adoption of SFAS No. 158 will not have a material impact on its condensed consolidated financial statements as the Company does not have any defined benefit pension or other postretirement plans.

     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year
Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 does not change the guidance in SAB No. 99, "Materiality," when evaluating the materiality of misstatements.

     SAB No. 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB No. 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The Company adopted SAB No. 108 for the fiscal year ended December 31, 2006.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not determined what impact, if any, that adoption will have on our results of operations, cash flows or financial position.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENT INDEX




                         GLOBAL REALTY DEVELOPMENT CORP.
                          AUDITED FINANCIAL STATEMENTS
            FOR THE YEARS ENDED DECEMBER 31, 2006 and 2005 (RESTATED)





CONTENTS
--------------------------------------------------------------------------------
Report of Independent Registered Public Accounting Firm            Page    F-1

Consolidated Balance Sheets                                                F-2

Consolidated Statements of Operations                                      F-3

Consolidated Statements of Cash Flows                                      F-4

Consolidated Statements of Stockholders' Equity                            F-5

Notes to Consolidated Financial Statements                                 F-6

                              MEYLER & COMPANY, LLC
                          CERTIFIED PUBLIC ACCOUNTANTS
                                  ONE ARIN PARK
                                 1715 HIGHWAY 35
                              MIDDLETOWN, NJ 07748



             Report of Independent Registered Public Accounting Firm

To the Board of Directors
Global Realty Development Corp.
Coral Springs, FL

We have audited the accompanying consolidated balance sheets of Global Realty Development Corp. as of December 31, 2006 and 2005 (restated) and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2006 (2005 restated). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2006 and 2005 (restated), and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2006 (2005 restated), in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company incurred net losses of $6,893,742 and $16,154,255 for the years ended December 31, 2006 and 2005 (restated) respectively. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                       /s/ Meyler & Company, LLC
                                       ---------------------------
                                       Meyler & Company, LLC

Middletown, NJ
April 8, 2007

                         GLOBAL REALTY DEVELOPMENT CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                                                    December 31,
                                                                           ----------------------------
                                                                               2006            2005
                                                                           ------------    ------------
                                                                                            (Restated)
                                             ASSETS
Cash and cash equivalents                                                  $    110,979    $     20,670
Inventories-at the lower of cost or
   fair value-lots held for sale                                             29,469,111      45,258,631
Miscellaneous receivables                                                       219,827         763,533
Receivable from related party                                                 2,611,369         574,672
Property, plant and equipment, net                                            1,911,514       1,591,138
Film rights                                                                     618,000
Goodwill                                                                      6,794,000
Prepaid expenses and other assets                                             1,091,500         310,421
                                                                           ------------    ------------

       Total Assets                                                        $ 42,826,300    $ 48,519,065
                                                                           ============    ============
                               LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Convertible subordinated note                                           $  2,400,000    $  2,400,000
   Accounts payable and other liabilities                                     1,332,083      11,422,129
Mortgage notes payable                                                       19,924,616      20,926,845
   Accrued interest expense                                                     876,903         699,463
   Accrued salaries and related taxes                                           454,963          95,000
   Loans from related parties-unsecured                                         585,041       1,754,543
   Loans from related parties-secured                                                         5,160,888
   Income taxes payable                                                       2,302,729       2,346,735
   Other taxes payable                                                        1,619,837         566,138
                                                                           ------------    ------------

       Total Liabilities                                                     29,496,172      45,371,741
Stockholders' Equity:
   Preferred stock, $0.001 par value, 10,000,000 shares
     authorized, no shares issued and outstanding
   Common stock $0.001 par value, 500,000,000 shares
     authorized, 99,532,742 and 86,054,334  shares issued
     and outstanding at December 31, 2006 and 2005, respectively                 99,533          86,054
   Paid in capital                                                           35,917,345      19,693,803
   Accumulated other comprehensive income                                     2,321,164       1,481,639
Accumulated deficit                                                         (25,007,914)    (18,114,172)
                                                                           ------------    ------------
       Total Stockholders' Equity                                            13,330,128       3,147,324
                                                                           ------------    ------------
       Total Liabilities and Stockholders' Equity                          $ 42,826,300    $ 48,519,065
                                                                           ============    ============


                 See accompanying notes to financial statements.

                         GLOBAL REALTY DEVELOPMENT CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     Year Ended December 31,
                                                                   ----------------------------
                                                                       2006            2005
                                                                   ------------    ------------
                                                                                    (Restated)
Revenues:
   Land sales                                                      $  4,596,716
   Other                                                                102,483    $    131,551
                                                                   ------------    ------------
     Total Revenues                                                   4,699,199         131,551
Expenses:
   Cost of sales:
     Cost of properties sold                                          3,887,152
     Provision (Recovery of ) for losses on future sales of land     (2,783,433)      6,037,617
     Write off (Recovery of ) property development costs               (942,000)      6,917,007
   Administrative                                                     9,888,758       1,113,297
   Bad debts expensed                                                 1,118,055       1,617,453
   Interest                                                             414,301         591,214
   Depreciation                                                          10,108           9,218
                                                                   ------------    ------------
     Total Expenses                                                  11,592,941      16,285,806
                                                                   ------------    ------------

Net loss                                                           $ (6,893,742)   $(16,154,255)
                                                                   ============    ============

Net loss per common share
   (basic and diluted)                                             $      (0.08)   $      (0.19)
                                                                   ============    ============
Weighted average common shares outstanding                           91,023,774      86,054,334
                                                                   ============    ============

                 See accompanying notes to financial statements.


                                    GLOBAL REALTY DEVELOPMENT CORP.

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     Year Ended December 31,
                                                                                  ----------------------------
                                                                                      2006            2005
                                                                                  ------------    ------------
                                                                                                    (Restated)
CASH FLOWS FROM OPERATING  ACTIVITIES
   Net loss                                                                    $   (6,893,742)    $(16,154,255)
Adjustments to reconcile net income to cash flows used in operating activities:
       Amortization of prepaid consulting expenses                                  1,639,500
       Depreciation                                                                    10,108            9,218
       Provision (recovery of) for inventory loss                                  (2,783,435)      13,684,724
       Provision for doubtful accounts                                                               1,367,453
       Stock based compensation                                                     6,104,021
   Changes in operating activities:
       (Increase) decrease in prepaid expenses                                        300,421         (310,421)
       Decrease in inventories                                                     13,074,558       23,587,544
       (Increase) decrease in receivables                                             543,706         (758,244)
       (Increase) in related party receivable                                      (2,036,697)        (108,322)
       Decrease in accounts payable                                               (10,090,046)     (23,841,685)
       Increase in accrued salaries and benefits                                      454,963
       Increase in accrued interest                                                   177,440          592,800
       Increase in taxes payable                                                    1,009,693          596,805
                                                                              --------------- ----------------
       NET CASH PROVIDED BY (USED IN) OPERATING
            ACTIVITIES                                                              1,510,490       (1,334,383)
                                                                              --------------- ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                               (13,963)
                                                                              --------------- ----------------
       NET CASH USED IN INVESTING ACTIVITIES                                          (13,963)
                                                                              --------------- ----------------

CASH FLOWS FROM FINANCING  ACTIVITIES
   Mortgages notes payable, net                                                    (1,002,229)         858,587
   Loans from related parties, unsecured                                           (1,264,502)       1,156,199
                                                                              ---------------  ---------------
       NET CASH PROVIDED BY (USED IN) FINANCING
         ACTIVITIES                                                                (2,266,731)       2,014,786
                                                                              ---------------  ---------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                               860,513         (798,828)
                                                                             ----------------  ---------------
(DECREASE) INCREASE IN CASH                                                            90,309         (118,425)
CASH, BEGINNING OF YEAR                                                                20,670          139,095
                                                                            -----------------  ---------------
CASH, END OF YEAR                                                             $       110,979  $        20,670
                                                                              ===============  ===============

SUPPLEMENTAL CASH FLOW INFORMATION
   Non-cash refinancing of accounts payable/inventories                                        $     2,431,325
   Contingent capital shares payable for land purchases                                              5,784,155
   Non-cash refinancing of related party loans/inventories                                           2,919,635
   Convertible subordinated note                                                                     2,400,000
   Receivable from related party, secured                                                             (574,672)
   Non-cash tax offset to related party loan                                                           829,578
   Issuance of common stock and warrants for acquisition
     of MJD Films, Inc.                                                          $  2,612,000
   Issuance of common stock and warrants for acquisition
     of TFM Group, LLC                                                              4,800,000
   Prepaid consulting expense                                                       1,081,500


                 See accompanying notes to financial statements.


                                           GLOBAL REALTY DEVELOPMENT CORP., INC.

                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (2005 RESTATED)

                                                    December 31, 2006


                                                                                                 Accumulated
                                         Common Stock          Additional                          Other            Total
                                     ---------------------      Paid In         Accumulated     Comprehensive    Stockholders
                                       Shares      Amount       Capital          Deficit        Income (Loss)      Equity
                                     ----------  ---------   ------------     -------------     -----------     ------------
Balance, December 31, 2004           86,054,334  $  86,054   $ 19,693,803     $  (1,959,917)    $ 2,043,480     $ 19,863,420
Net loss for the year ended
   December 31, 2005 (restated)                                                 (16,154,255)                     (16,154,255)
Adjustments from exchange
   rate changes                                                                                    (561,841)        (561,841)
                                     ----------  ---------   ------------     -------------     -----------     ------------
Balance, December 31, 2005
   (restated)                        86,054,334     86,054     19,693,803       (18,114,172)      1,481,639        3,147,324
                                     ----------  ---------   ------------     -------------     -----------     ------------
Issuance of common stock for
   consulting and preferred at
   prices ranging from $0.70
   to $1.01 per share                 3,478,408      3,479      3,053,839                                          3,057,318
Fair value of warrants issued to
   consultants                                                    134,257                                            134,257
Fair value of warrants issued
   in connection with acquisitions                                512,000                                            512,000
Fair value of options issued to
   officers                                                     5,633,446                                          5,633,446
Issuance of common stock to
   acquire MJD Film, Inc.             4,000,000      4,000      2,396,000                                          2,400,000
Issuance of common stock to
   acquire 51% of TFM Group           6,000,000      6,000      4,494,000                                          4,500,000
Net loss for the year ended
   December 31, 2006                                                             (6,893,742)                      (6,893,742)
Adjustments from exchange
   rate changes                                                                                     839,525          839,525
                                     ----------  ---------   ------------     -------------     -----------     ------------
Balance, December 31, 2006           99,532,742  $  99,533   $ 35,917,345     $ (25,007,914)    $ 2,321,164     $ 13,330,128
                                     ==========  =========   ============     =============     ===========     ============


                                              See accompanying notes to financial statements.

                        GLOBAL REALTY DEVELOPMENT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006


NOTE A - RESTATEMENTS

     The Company's consolidated financial statements for the year ended December 31, 2005 have been restated to record the effect of additional losses on properties and valuation adjustments related to the market value of certain properties. The effects of the restatements are presented in the following table:


                                                      December 31, 2005
                                                ------------------------------
                                                 As Reported      As Restated
                                                ------------      ------------
     Inventories                                $ 51,263,289      $45,258,631
     Receivables                                      33,433          763,533
     Accumulated deficit                         (12,602,628)     (18,114,172)
     Stockholders equity                           8,421,882        3,147,324

     Cost of sales                                 7,443,080       12,954,624
     Net loss                                    (10,642,711)     (16,154,255)

     Net loss per share                                (0.12)           (0.19)


NOTE B - BASIS OF PRESENTATION AND NATURE OF BUSINESS

     Global Realty Development Corp., (the "Company") consists of the following individual companies: Australian Agricultural and Property Management Limited ("AAPM"), Victoria Land Development Pty. Ltd. ("Victoria"), No. 2 Holdings Pty. Ltd. ("No. 2") and Ausland Properties Ltd. ("Ausland"). All the companies are in the land development business for commercial and residential use with properties located primarily in Australia.. Prior to 2003, AAPM also engaged in consulting services for land development. The Company purchases large tracts of land, provides the required infrastructure, performs subdivisions and markets the subdivided improved land to home builders. In 2006, the Company acquired companies in the film development business. The consolidated financial statements include the results of operations of these companies.

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

     Going Concern
     ---------------
     As indicated in the accompanying financial statements, the Company incurred net losses of $6,893,742 and $16,154,255 for the years ended December 31, 2006 and 2005, respectively. Management's plans

                         GLOBAL REALTY DEVELOPMENT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006


NOTE B -   BASIS OF PRESENTATION AND NATURE OF BUSINESS (CONTINUED)

     Going Concern (Continued)

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

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Foreign Currency Translation
     ------------------------------

     The Company considers the Australian Dollar to be its functional currency. Assets and liabilities were translated into US dollars at the year-end exchange rates. Statement of operations amounts were translated using the average rate during the year. Gains and losses resulting from translating foreign currency financial statements were accumulated in other comprehensive income, a separate component of stockholders' equity.

     Cash Equivalents
     -----------------

     For purposes of reporting cash flows, cash equivalents include investment instruments purchased with an original maturity of three months or less. There were no cash equivalents in 2006 or 2005.

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

                         GLOBAL REALTY DEVELOPMENT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006


NOTE  C- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     Interest
     ---------

     Interest costs related to properties under development are capitalized during the land development period and expensed as cost of sales interest as the related inventories are sold. Interest costs related to properties not under development are charged to interest expense separately in the Consolidated Statements of Operations.

     Land Options
     --------------

     Land option costs are capitalized when incurred and either included as part of the purchase price when the land is acquired or charged to operations if the Company determines it will not exercise the option.

     Post Development Completion Costs
     ----------------------------------

     In those instances when a development is substantially complete and sold and the Company has additional construction work to be completed, actual costs are charged to operations in the current period or a provision is made for anticipated costs of future expected work.

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

     Net Loss Per Common Share
     --------------------------

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

                         GLOBAL REALTY DEVELOPMENT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Comprehensive Income (Loss)
     ---------------------------

     SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components to be presented in association with a company's financial statements.

     Comprehensive income (loss) is defined as the change in a business enterprise's equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. It includes all changes in equity during a period except those resulting from investments by or distributions to owners. Comprehensive income (loss) is accumulated in accumulated other comprehensive income (loss), a separate component of stockholders' equity.

     Stock-Based Compensation
     ------------------------

     The Company accounts for employee stock based compensation and stock issued for services using the fair value method. In accordance with SFAS No. 123R, the measurement date of shares issued for services is the date when the counterparty's performance is complete.

     The Company accounts for stock issued for services using the fair value method. In accordance with the Emerging Issues Task Force ("EITF") 96-18, the measurement date of shares issued for service is the date when the counterparty's performance is complete.

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

     Fair Values of Financial Instruments
     -------------------------------------

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

     Variable Interest Entities
     --------------------------

     In  January  2003,  the FASB  issued  Interpretation  46 ("FIN  46") and in
     December 2003, it issued a revised interpretation of FIN 46 (FIN 46-R), which supersedes FIN 46 and clarifies and expands current accounting guidance for VIEs. FIN 46 clarifies when a company should consolidate in its financial statements the assets, liabilities and activities of a VIE. FIN 46 provides general guidance as to the definition of a variable interest entity and requires it to be consolidated if a party with an ownership, contractual or other financial interest, absorbs the majority of the VIE's expected losses, or is entitled to receive a majority of the residual returns, or both. A variable interest holder that consolidates the VIE is the primary beneficiary and is required to consolidate the VIE's assets, liabilities and noncontrolling

                        GLOBAL REALTY DEVELOPMENT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2006


NOTE  C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Variable Interest Entities (Continued)
     --------------------------------------

     interests at fair value at the date the interest holder first becomes the primary beneficiary of the VIE. We performed a review of entities with which we have entered into contractual arrangements to purchase land or lots for future development and have determined that the Company is not the primary beneficiary of these arrangements. Although consolidation is not required, the total cost of all such properties have been included under Inventories - lots held for sale and the entire amount of the related liability is reflected under accounts payable and mortgage notes payable.

     Recent Accounting Pronouncements
     --------------------------------

     In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation 48, "Accounting for Income Tax Uncertainties" ("FIN 48"). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority. Recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company expects to adopt the provisions of FIN 48 beginning in the first quarter of 2007. The Company is currently in the process of determining the impact, if any, of adopting the provisions of FIN 48 on its financial position, results of operations and liquidity.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption, as of the beginning of an entity's fiscal year, is also permitted, provided interim financial statements have not yet been issued. The Company expects to adopt the provisions of FIN 48 beginning in the first quarter of 2008. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 157 will have on its consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Standards No. 87, 88, 106, and 132 (R)." which requires an employer to recognize the overfunded or underfunded status of a defined benefit plan as an asset or liability in its condensed consolidated balance sheet. Under SFAS No. 158, actuarial gains and losses and prior service costs or credits that have not yet been recognized through earnings as net periodic benefit cost will be recognized in other comprehensive income, net of tax, until they are amortized as a component of net periodic benefit cost. SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2006 and shall not be applied retrospectively. The Company believes at this time that the adoption of SFAS No. 158 will not have a material impact on its consolidated financial statements as the Company does not have any defined benefit pension or other postretirement plans.

                         GLOBAL REALTY DEVELOPMENT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006


NOTE  C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Recent Accounting Pronouncements (Continued)
     --------------------------------------------

     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 does not change the guidance in SAB No. 99, "Materiality," when evaluating the materiality of misstatements.

     SAB No. 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB No. 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The Company adopted SAB No. 108 for the year ended December 31, 2006.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not determined what impact, if any, that adoption will have on our results of operations, cash flows or financial position.

NOTE D - ACQUISITIONS

     On August 29, 2006, the Company acquired 100% of MJD Films, Inc. The acquisition price consisted of 4,000,000 restricted shares of the Company's common stock and warrants to purchase an additional 2,000,000 shares of the Company's restricted common stock at $0.60 per share.

     On October 4, 2006, the Company acquired a 51% interest in the newly formed TFM Group, LLC. The acquisition price consisted of 6,000,000 restricted shares of the Company's common stock and warrants to purchase an additional 3,000,000 shares of the Company's restricted stock at $1.00 per share.

     The allocation of the purchase price for these acquisitions was as follows:


                                               MJD Films       TFM Group, LLC
                                             --------------   ---------------
    Common stock                                  2,400,000        4,500,000
    Value per share                          $         0.60   $         0.75
    Warrants                                        212,000          300,000
    Value per share                          $        0.106   $         0.10
                                             --------------   --------------

    Total Purchase                           $    2,612,000   $    4,800,000

    Fair value of net assets acquired:
      Film rights                            $      618,000
      Goodwill                                    1,994,000   $    4,800,000
                                              -------------   --------------
      Total                                  $    2,612,000   $    4,800,000

                         GLOBAL REALTY DEVELOPMENT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006


NOTE E - RECEIVABLE FROM RELATED PARTY

     In connection with an agreement of settlement between the company and Atlantic Wine Agencies, Inc., Dominion Wines Ltd. and Dominion Estates Pty. Ltd. (companies previously controlled by Mr. Peter Voss, a principal shareholder of the Company), the Company issued a convertible promissory note in the amount of $2,400,000 which was offset by a receivable of the same amount from Mr. Voss. (See Note H.) The receivable in 2005 was secured by shares of company stock valued at $574,672. During the year, Mr. Voss made unsecured loans to the company of $457,785 which has been offset against the receivable from Mr. Voss and at December 31, 2005, the Company provided a provision for uncollectibility in the amount of $1,367,453. Additionally, a $250,000 advance to Mr. Peter Voss was considered uncollectible.

     In connection with a revised settlement agreement dated December 23, 2006, Mr. Voss pledged additional shares of Company stock to offset the full amount of the loan including settlement costs, a total of $2,611,369. The loan settled on January 5, 2007. (See Note P.) At the date of this report, the shares are being transferred to the Company and will be considered treasury stock. The provision of $1,367,453 recorded in 2005 was recovered in the 2006 financial settlements. (See Note L.)

NOTE F - INVENTORIES - LOTS HELD FOR RESALE

     Inventories consist of the following at:

                                                          December 31,
                                                ------------------------------
                                                    2006             2005
                                                ------------     -------------
     Acquisition costs                          $ 28,866,490     $  47,999,304
     Development costs capitalized                 1,748,049         1,632,717
     Borrowing and holding costs capitalized       2,186,699         1,405,453
     Provision for losses                         (3,332,127)       (5,778,843)
                                                ------------     -------------
                                                $ 29,469,111     $  45,258,631
NOTE G - PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment consist of the following at:

                                                   December 31,
                                        -----------------------------   Useful
                                             2006           2005         Life
     ---------------------------------------------------------------------------
     Land                               $  1,497,095    $   1,217,896
     Buildings                               434,234          356,517   30 years
     Equipment                                15,219           34,304   10 years
                                        ------------    -------------
                                           1,946,548        1,608,717
     Less: accumulated depreciation          (35,034)         (17,579)
                                        ------------    -------------
                                        $  1,911,514    $   1,591,138
                                        ============    =============

NOTE H - CONVERTIBLE SUBORDINATED PROMISSORY NOTE

     The Company issued a subordinated promissory note to Sapphire Development Limited in accordance with a settlement agreement dated August 20, 2005. The note bears interest at the rate of 1% per annum, requires monthly principal and interest payments commencing on September 20, 2005,and was due on August 20, 2006. Additionally, the note is convertible into shares of the Company's common stock at any date commencing no less than 90 days from the date of the note through the date of maturity. The note at December 31, 2006 was in default and a consent judgment was filed against the Company.

                         GLOBAL REALTY DEVELOPMENT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006


NOTE H - CONVERTIBLE SUBORDINATED PROMISSORY NOTE (CONTINUED)

     On January 5, 2007, the note was paid and all obligations against the Company have been released.

NOTE I - MORTGAGE NOTES PAYABLE

     Mortgage notes payable are secured by first mortgages on inventories of lots held for resale with interest rates ranging from 7.75% to 20% with a default rate of an additional 4%.

     Principal payments for the next five years are as follows:

                   2007                   $   9,163,300
                   2008                               -
                   2009                       6,932,422
                   2010                       3,828,894
                                          -------------
                                          $  19,924,616

NOTE J - LOANS FROM RELATED PARTIES - UNSECURED

     In 2006, the Chief Financial Officer received $595,974 from the Company for consulting services billed in 2005 and 2006 at approximately $1,200 per month plus payment for bills paid by him on behalf of the Company,. The balance owed to him at December 31, 2006 was $12,191. These amounts were unsecured, non-interest bearing and had no specific payment date.

     At various times during 2005, the Company's chief executive officer made advances to the Company aggregating $105,260. During 2006, these advances were repaid and additional advances of $200,000 were made and repaid.

     At various times during 2005, a principal shareholder of the Company, Mr. Peter Voss, made loans to the Company aggregating $464,218. These loans are unsecured, non-interest bearing and have no specific repayment dates. In 2005, these loans were offset against receivables due from him. During
     2006, he and his wife advanced the Company $310,190 and was repaid $484,330. At December 31, 2006, he and his wife were owed $270,150. Additionally, Mr. Voss was paid a salary of $118,000.

     At various times during the year, another principal shareholder of the Company, Mr. Nick Corcoris and a trust controlled by him and/or his family, made loans to the Company aggregating $312,330 at December 31, 2005. The amount owing at December 31, 2006 is $337,702. The change is due to currency conversion. These loans are interest bearing, unsecured and have no specific repayment dates.

NOTE K - LOANS FROM RELATED PARTIES - SECURED

     Mr. Nick Corcoris, a principal shareholder of the Company, had the following transactions during the year ended December 31, 2005 and 2006:

      Sale of land tracks to the Company,
        with shares of Company stock
        to be issued in payment at time of settlement              $ 5,784,155
      Sale of land tracks to the Company to
        be paid in cash at the time of closing                       2,919,635
      Advances to Mr. Corcoris during 2004                          (3,542,902)
                                                                   -----------
      Balance, December 31, 2005                                     5,160,888

                         GLOBAL REALTY DEVELOPMENT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006


NOTE K - LOANS FROM RELATED PARTIES - SECURED (CONTINUED)

     Unsecured Corcoris' loans in 2005                               1,157,562
     Reversal of accruals for Company stock for
       properties acquired in 2005 which were rescinded             (5,784,155)
     Recision of properties in which Corcoris had secured
       loans                                                        (2,919,635)
     Exchange conversion                                               (75,168)
                                                                   -----------

     Balance - written off as bad debts                            $ 2,460,508
                                                                   ===========


NOTE L - BAD DEBTS

     During the year ended December 31, 2006, bad debts expense consists of the following:

     Write off of Corcoris' advances (See Note K.)                 $ 2,460,508
     Forfeited deposit                                                  25,000
     Recovery of 2005 loss provision (See Note E.)                  (1,367,453)
                                                                   -----------
                                                                   $ 1,118,055

NOTE M - INCOME TAXES AND DEFERRED INCOME TAXES

     The Company follows Financial Accounting Statement No. 109 (SFAS No. 109). Under this method, the Company recognizes a deferred tax liability or asset for temporary differences between the tax basis of an asset or liability and the related amount reported on the financial statements. The principal types of differences, which are measured at the current tax rates, are net operating loss carry forwards. At December 31, 2006, these differences resulted in a deferred tax asset of approximately $3,200,000. SFAS No. 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Since realization is not assured, the Company has recorded a valuation allowance for the entire deferred tax asset, and the accompanying financial statements do not reflect any net asset for deferred taxes at December 31, 2006.

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

     For Australian taxes, the Company's net operating loss carry forwards amounted to approximately $9,533,000 at December 31, 2006 and has an unlimited period to be utilized. For U.S. taxes, the Company's net operating loss carry forwards amounted to approximately $1,000,000 at December 31, 2006 and will expire 2026.

                         GLOBAL REALTY DEVELOPMENT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006


NOTE N - STOCKHOLDERS' EQUITY

     On January 6, 2006, the Company issued 223,048 of its common shares for professional services incurred. The shares were valued at $1.01 per share. The total compensation expense charged to operations was $225,278.

     On January 27, 2006, the Board of Directors authorized an increase in its authorized common stock to 500,000,000 shares.

     On March 3, 2006, the company designated 1,000,000 shares of its authorized preferred stock as Series A Preferred Stock with a stated value of $2,500. The Series A Preferred Stock is convertible in one year from date of issuance into common stock of the Company at the rate of one share of Preferred to 50 shares of common stock. To date, no shares have been issued.

     On March 27, 2006, the Board of Directors authorized the adoption of the 2006 Incentive Stock Option Plan and reserved 13,600,000 shares of common stock for the plan.

     On March 27, 2006, the Board of Directors authorized the issuance of 5,440,000 stock options under the 2006 Incentive Stock Option Plan to its Chief Executive officer at $1.05 per share of which 3,440,000 shares are exercisable immediately and 2,000,000 shares are exercisable on March 31, 2007. The fair value of these options was calculated to be $4,889,775. For the year ended December 31, 2006, $4,402,910 was charged to operations.

     On March 27, 2006, the Board of Directors authorized the issuance of 1,500,000 stock options under the 2006 Incentive Stock Option Plan to its Chief financial officer at $1.05 per share of which 1,000,000 shares are exercisable immediately and 500,000 shares are exercisable on March 31, 2007. The fair value of these options was calculated to be $1,352,252. For the year ended December 31, 2006, $1,230,536 was charged to operations.

     On May 4, 2006, the Board of Directors issued 2,100,000 shares of common stock to Redwood Consultants for services to be provided over the ensuing 12 months. The shares were valued at $0.94 per share aggregating $1,974,000. Consulting expense charged to operations during the year ended December 31, 2006 was $1,316,000.

     On June 12, 2006, the Company issued 90,000 shares of its common stock for professional services. The shares were valued at $0.70 per share aggregating $63,000 which was charged to operations during the year ended December 31, 2006.

     On July 16, 2006, the Company issued 200,000 shares of its common stock for professional services to be incurred over a 12 month period. The shares were valued at $0.735 per share aggregating $147,000.

     During the year ended December 31, 2006, $73,500 was charged to operations. Additionally, the Company issued 200,000 common stock warrants in connection with the professional services which are immediately exercisable. The fair value of the common stock warrants was calculated to be $22,972 which was charged to operations during the year ended December 31, 2006.

     On July 25, 2006, the Company issued 800,000 of its common stock for professional fees to be provided over the next year. The shares were valued at $0.75 per share aggregating $600,000 of which $250,000 was charged to operations for the year ended December 31, 2006.

                         GLOBAL REALTY DEVELOPMENT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006


NOTE N - STOCKHOLDERS' EQUITY (CONTINUED)

     On August 29, 2006, the Board of Directors issued 4,000,000 shares of its common stock and 2,000,000 common stock warrants to acquire MJD Films, Inc. The shares were valued at $0.60 per share and the common stock warrants were valued at $0.106 per common stock warrant. (See Note D to the Financial Statements.)

     On September 30, 2006, the Company issued 65,360 shares of its common stock for professional services. The shares were valued at $0.735 per share aggregating $48,040 which was charged to operations during the year ended December 31, 2006.

     On October 4, 2006, the board of Directors issued 6,000,000 shares of common stock and 3,000,000 warrants for a 51% investment in TFM Group, LLC. The shares were valued at $0.75 per share and the common stock warrants were valued at $0.10 per warrant. (See Note D to the Financial Statements.)

NOTE O - STOCK OPTION AND WARRANT AGREEMENTS

     Between March 31, 2006 and October 4, 2006, the Company issued 6,940,000 options and 6,200,000 warrants. All options were issued to employees and all warrants were issued to consultants and for new acquisitions. All warrants and 4,440,000 options are exercisable immediately, and the remaining options are exercisable on March 31, 2007. Options expire 5 years from the date of issuance and the warrants expire three years from date of issuance. The following is a summary of the Company's options and warrants:


                                                                Weighted                         Weighted
                                             Options            Average        Warrants          Average
                                           Outstanding       Exercise price    Outstanding    Exercise Price
                                         -------------      ---------------    -----------    ---------------
         Balance, December 31, 2005
         Granted                              6,940,000            $1.05       6,200,000           $1.06
         Exercised
         Cancelled
                                             ----------          -------      ----------         -------
         Balance, December 31, 2006           6,940,000            $1.05       6,200,000           $1.06
                                             ==========          =======      ==========         =======

     The average fair value of options granted was $0.79 and the average fair value of warrants granted was $0.10 The fair value was estimated using binomial lattice option pricing models based on the weighted average assumptions of:

                                     Options           Warrants
                                     ----------------- ---------------
        Risk-free rate               4.82%             4.53% - 5.13%
        Volatility                   180%              177% - 180.1%
        Expected life                5 years           3 years
        Dividend yield               0%                0%

                         GLOBAL REALTY DEVELOPMENT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

NOTE O - STOCK OPTION AND WARRANT AGREEMENTS (CONTINUED)

         The following summarizes stock options and warrants outstanding and exercisable at December 31, 2006:

                                         Weighted                                 Weighted
                            Weighted     Average                   Weighted       Average
  Exercise      Options      Average    Exercise      Warrants       Average     Exercise
   price      Outstanding      Life       Price     Outstanding       Life         Price
   -----      -----------      ----       -----     -----------       ----         -----

   $0.60                                            2,000,000         2.67        $0.60
   $1.00                                            3,000,000         2.75        $1.00
   $1.05       4,440,000       4.25       $1.05
   $2.00                                              200,000         2.54        $2.00
   $2.00                                            1,000,000         2.50        $2.00


     During the year ended December 31, 2006, the Company recognized $6,279,703 in expense related to the issuance of these options and warrants which was credited to Additional Paid-In Capital.

NOTE P - SUBSEQUENT EVENTS

     On January 5, 2007, the Company sold one of its real estate development properties to Walker International Corporation for $9.2 million. This sale resulted in a profit before taxes of approximately $2.2 million.

     On January 5, 2007, the Sapphire Note was repaid in the amount of approximately $2,611,000 including all costs. (See Note H.)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

ITEM 8A. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. As of December 31, 2006, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act , Rule 13a-15(d) and 15d-15(d) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

b) Changes in internal controls. There were no changes in the Company's internal controls over financial reporting, that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, the Company's internal control over financial reporting.


ITEM 8B. OTHER INFORMATION

     None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our executive officers and directors, and their ages and positions are:

Name                 Age       Position
-----------         ------     ------------------------------------
Robert Kohn           56       Chief Executive Officer and Director
Roger Davis           65       Chief Financial Officer and Director


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


Roger Davis, Chief Financial Officer and Director. Mr. Davis was appointed as the Chief Financial Officer and a Director on February 22, 2006. Mr. Davis has been the Chief Financial Officer and a Director of the three wholly-owned subsidiaries of the Company, Australian Agriculture and Property Management Ltd., Victorian Land Development Pty. Ltd. and No. 2 Holdings Pty, Ltd. during the past five years. In addition, Mr. Davis serves as a Director on various private companies in Australia. Mr. Davis is a seasoned financial executive and oversees the company's finance, business analysis, investor, and operations departments. Mr. Davis brings over 38 years of financial experience to the company. Before joining the Australian companies in 1997 (which later became subsidiaries of Global Realty Development Corporation), Mr Davis has been responsible for the financial status of Global's Australian operations in a wide range of roles including managing cost-analysis projects. Mr. Davis has over 20 years experience in real estate development and has also been the principal owner of an accounting firm, in Australia, for the last 20 years. Mr. Davis attended Camberell in Melbourne, Australia.

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

Director Compensation

     None

 ITEM 10. EXECUTIVE COMPENSATION

     The following summary compensation table sets forth certain information concerning compensation paid to our Chief Executive Officer and our Chief Financial Officer (the "Named Executive Officers") whose total annual salary and bonus for services rendered in all capacities for the year ended December 31, 2006 was $100,000 or more.

                           SUMMARY COMPENSATION TABLE


                                                                                                Non-
                                                                                 Non-Equity   Qualified
                                                                                 Incentive    Deferred     All
                                                                                  Plan         Compens    Other
                                                          Stock       Option     Compens-       -ation   Compens
                                     Salary     Bonus     Awards       Awards     ation       Earnings   -ation
Name and Principal Position  Year     ($)      ($) (1)     ($)        ($) (2)      ($)           ($)      ($)       Total
------------------------------------------------------------------------------------------------------------------------------

Robert Kohn                 2006    230,000         -         -      4,402,970      -            -         -     4,632,970
Chief Executive Officer     2005     95,000   200,000         -                     -            -         -       295,000 (3)
Roger C. Davis              2006    140,288         -         -      1,230,536      -            -         -     1,370,824
Chief Financial Officer     2005    119,960         -         -                     -            -         -       119,960 (4)

(1)  Bonus was accrued and has not been paid.
(2) Option award amounts are calculated using the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment. Further details can be found in Item 6 under "Critical Accounting Policies
     - Stock Based Compensation."
(3) Mr. Kohn's salary was accrued for 2005 and 2006. Mr. Kohn was paid $55,000 in 2006, toward his 2005 salary and bonus.
(4)  Mr.  Davis  salary  for 2006  and  payments  for  salary  for 2005  equaled
     $227,691.

OUTSTANDING EQUITY AWARDS AT YEAR-END

Below is information relating to unexercised options held by Robert D. Kohn, our Chief Executive Officer and Roger C. Davis, our Chief Financial Officer, as of December 31, 2006. No other named executive officer held any unexercised options or unvested stock as of such date.

                                                              Option Awards
                                                                                     Equity
                                                                                    Incentive
                                                                                      Plan
                                                   Number          Number            Awards:
                                                     Of             of              Number of
                                                 Securities      Securities        Securities
                                                 Underlying      Underlying        Underlying
                                                 Unexercised     Unexercised       Unexercised     Option
                                                   Options         Options          Unearned      Exercise     Option
                                                    (#)             (#)             Options        Price     Expiration
Name                                             Exercisable    Unexercisable         (#)           ($)         Date
-------------------------------------------------------------------------------------------------------------------------
Robert D. Kohn                                     3,440,000     2,000,000             0            1.05       3/31/2011

Roger C. Davis                                     1,000,000       500,000             0            1.05       3/31/2011

Robert D. Kohn

5,440,000 options expiring on  March 31, 2011:

3,440,000 options vested immediately
2,000,000 options vest on  April 1, 2007

Roger C. Davis

1,500,000 options expiring on  March 31, 2011

1,000,000 options vest immediately
500,000 options vest on   April 1, 2007

Stock Option Plan


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

     On March 27, 2006, the Board of Directors authorized the issuance of 5,440,000 options to the Chief Executive Officer and 1,500,000 options to the Chief Financial Officer of our company. The exercise price of the options is $1.05.

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

     There is presently only one employment agreement between the Company and Mr Peter Voss. Mr Voss is employed by Ausland Properties Pty Ltd on a one year commercial based employment contract for a salary of $118,000. It is the intention of Global Realty Development Corp to renew this contract for 2007.


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


                                       Number of     Percentage of Shares
Name of Beneficial Owner                 Shares       Beneficially Owned
-------------------------             -----------    --------------------
Executive officers and directors:
Roger Davis                              400,940              *
Robert Kohn                                    0              *

All Directors and
Executive Officers                       400,940              *
as a Group (2 persons)

5% Stockholders:

Peter Voss (1)                        24,774,431            24.89%
Kathryn Voss (2)                      24,774,431            24.89%
Nick Corcoris (3)                      8,444,444             8.48%
Michael J. Corcoris (4)               21,111,110            21.21%
Jennifer Corcoris (5)                  8,444,444             8.48%

* less than 1%

(1) Of the shares beneficially owned by Mr. Voss, 11,924,444 shares are beneficially owned by Kathryn Voss, his wife, 4,137,222 shares are owned by A1 Financial Planners Pty Ltd, a company owned and controlled by Mr. Voss of which 2,866,425 shares will be returned to the Company in 2007 as part of the Sapphire Note payoff; 4,222,222 shares are owned by Australian Native Estates Pty Ltd, a company owned and controlled by Mr. Voss, 268,321 shares are owned by Dominion Capital Japan Pty Ltd, a company owned and controlled by Mr. Voss and 4,222,222 shares are owned by Marino Investment Services Pty Ltd, a company owned and controlled by Mr. Voss.

(2) Of the shares beneficially owned by Mrs. Voss, 12,849,987 shares are beneficially owned by Peter Voss, her husband, 4,222,222 shares are owned by Chesley Finance Pty Ltd, a company owned and controlled by Mrs. Voss and 4,222,222 shares are owned by JEM Consulting Ltd, a company owned and controlled by Mrs. Voss.

(3) Of the shares beneficially owned by Nick Corcoris, 4,222,222 shares are owned by Twilight Developments Pty Ltd, a company owned and controlled by Mr. Corcoris and 4,222,222 shares are owned by Urban Land Corridor Pty Ltd, a company owned and controlled by Mr. Corcoris. Mr. Corcoris disclaims any shares held by Michael J. Corcoris or Jennifer Corcoris

(4) Of the shares beneficially owned by Michael J. Corcoris, 4,222,222 shares are owned by Michael J Corcoris Pty Ltd, 4,222,222 shares are owned by East Dev Pty Ltd, a company owned and controlled by Mr. Corcoris, 4,222,222 shares is owned by Hierapolis Pty Ltd, a company owned and controlled by Mr. Corcoris, 4,222,222 shares are owned by Preland Pty Ltd, a company owned and controlled by Mr. Corcoris and 4,222,222 shares are owned by Size 8 Pty Ltd, a company owned and controlled by Mr. Corcoris. Mr. Corcoris disclaims any shares held by Nick Corcoris or Jennifer Corcoris.

(5) Of the shares beneficially owned by Jennifer Corcoris, 4,222,222 shares are owned by Everjest, a company owned and controlled by Ms. Corcoris and 4,222,222 shares are owned by Perseus Pty Ltd, a company owned and controlled by Ms. Corcoris. Ms. Corcoris disclaims any shares held by Nick Corcoris or Michael J. Corcoris.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

A1 FINANCIAL PLANNERS PTY LTD.

     Effective January 31, 2006, the Company entered into an Assumption Agreement with A1 Financial Planners Pty Ltd., a company owned by Peter Voss who owns approximately 25% of our outstanding common stock. Pursuant to the terms of the Assumption Agreement, A1 Financial Planners has agreed to assume and be responsible for performing the Company's obligations under the certain AUD$3,200,000 principal amount promissory note, dated August 20, 2005, issued by the Company to Sapphire Developments Limited (the "Note") and the stock pledge agreement between the Company and Sapphire Developments Limited (the "Pledge Agreement"), which Note and Pledge Agreement were originally entered into in contemplation of the Company's proposed acquisition of Dominion Wines Ltd and Dominion Estates Pty Ltd.

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

     In accordance with the Assumption Agreement, A1 Financial Planners has transferred 2,254,087 shares of the Company's common stock to an escrow agent in accordance with the Pledge Agreement, along with stock powers, to be held to satisfy the obligations of the Company thereunder. In connection with a Consent Judgment in the amount of $2,401,937.69, entered against the Company in the United States District Court for the Southern District of New York, the above shares transferred to the Escrow Agent shall be used toward the payment of this judgment. A1 Financial Planners has further agreed that in the event that additional shares of the Company's common stock will be required pursuant to the terms of the Note and the Sapphire Pledge Agreement, A1 Financial Planners will arrange for such number shares to be transferred in accordance with the terms thereunder.

     On January 5, 2007, the Sapphire Note was satisfied by the Company and A1 Financial Planners has agreed to fulfill its pledge agreement by transferring to the Company the escrowed shares of 2,254,087 and an additional 2,866,245 shares. The total of 5,020,232 shares of common stock will be retired and returned to the Company's treasury in 2007.

UNSECURED LOANS FROM RELATED PARTIES

In 2006, the Chief Financial Officer received $595,974 from the Company for consulting services billed in 2005 and 2006 at approximately $1,200 per month plus payment for bills paid by him on behalf of the Company,. The balance owed to him at December 31, 2006 was $12,191. These amounts were unsecured, non-interest bearing and had no specific payment date.

At various times during 2005, the Company's chief executive officer made advances to the Company aggregating $105,260. During 2006, these advances were repaid and additional advances of $200,000 were made and repaid.

At various times during 2005, a principal shareholder of the Company, Mr. Peter Voss, made loans to the Company aggregating $464,218. These loans are unsecured, non-interest bearing and have no specific repayment dates. In 2005, these loans were offset against receivables due from him. During 2006, he and his wife advanced the Company $310,190 and was repaid $484,330. At December 31, 2006, he and his wife were owed $270,150. Additionally, Mr. Voss was paid a salary of $118,000.

At various times during the year, another principal shareholder of the Company, Mr. Nick Corcoris and a trust controlled by him and/or his family, made loans to the Company aggregating $312,330 at December 31, 2005. The amount owing at December 31, 2006 is $337,702. The change is due to currency conversion. These loans are interest bearing, unsecured and have no specific repayment dates.
We believe that the terms of all of the above transactions are commercially reasonable and no less favorable to us than we could have obtained from an unaffiliated third party on an arm's length basis.

LOANS TO RELATED PARTIES

During 2005, the Company entered into land option contracts to acquire land tracts in Australia from the Corcoris family companies represented by Mr. Nick Corcoris, a principal shareholder of the Company, for an approximate amount of $5,784,155 in common shares and $2,919,635 in cash which was to be offset against advances taken by Mr. Corcoris of $3,542,902 in 2004. These amounts for the purchase of the properties were to be paid with cash and the issuance of common stock of the Company at settlement. All of the above land option contracts have expired and neither party has elected to extend or enter into any new agreements with respect to such land tracts. Therefore, the Company believes that Mr. Corcoris now owes the Company $3,542,902 for the advances taken in 2004 as they are no longer secured by land option contracts. The Company has reduced this amount by the unsecured loan in 2004 of $1,157,562 leaving a net balance due from Mr. Corcoris of $2,460,508. The Company has included this advance in cost of sales for accounting purposes. As a result of the aforementioned expiration of the contracts and return of the properties, the Company no longer maintains a secured interest in the properties.


OTHER RELATED PARTY TRANSACTIONS

     Peter Voss was employed by Ausland Properties Pty Ltd and received a salary
of  approximately   $118,000  for  the  year  2006.  Mr.  Voss  duties  included
International business development and real estate related activities.

ITEM 13. EXHIBITS

Exhibits:

Number    Exhibit

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2006 and 2005, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during that fiscal year were $108,980 and approximately $136,000, respectively.

Tax Fees. The Company incurred fees to auditors of $ 0 and $ 0 respectively for tax compliance, tax advice or tax compliance services during the fiscal years ended December 31, 2006 and 2005.

All Other Fees. The Company did not incur any other fees billed by auditors for services rendered to the Company, other than the services covered in "Audit Fees" for the fiscal years ended December 31, 2006 and 2005.

     The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL REALTY DEVELOPMENT CORPORATION

BY:  /s/ Robert Kohn
     -----------------
     Robert Kohn - Chief Executive Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         NAME                            TITLE                        DATE
---------------------    -------------------------------------   ---------------

/s/ Robert Kohn          Director and Chief Executive Officer     April 12, 2007
---------------------
Robert Kohn

/s/ Roger Davis          Director and Chief Financial Officer     April 12, 2007
---------------------
Roger Davis