Form 10QSB
period 2007-03-31
Global Realty Development Corp
filed 2007-05-18
CIK 1118629

 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

[X] For the quarterly period ended March 31, 2007 or

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

Issuer's telephone number:
(954) 603-0522
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant as required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes___ No  X

As of May 10, 2007, there were 99,532,742 shares of the registrant's common stock outstanding.

Transitional Small Business Disclosure Format (check one) Yes ___ No  X

PART I.FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FINANCIAL STATEMENT INDEX

Combined Balance Sheets at March 31, 2007 (Unaudited) and December 31, 2006	1

Combined Statements of Operations for the Three Months Ended March 31, 2007 and 2006 (Unaudited)	2

Combined Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006 (Unaudited)	3

Notes to Financial Statements	4

GLOBAL REALTY DEVELOPMENT CORPORATION

Consolidated Balance Sheets

	March 31	December 31,
	2007	2006
	(Unaudited)
ASSETS

Cash and cash equivalents	$332,951	$110,979
Inventories-at the lower of cost or
fair value-lots held for sale	22,900,247	29,469,111
Receivables	163,631	219,827
Deposits	545,739	-
Receivable from related party	2,611,369	2,611,369
Prepaid expenses	602,294	1,091,500
Film Rights	618,000	618,000
Goodwill	6,794,000	6,794,000
Property, plant and equipment, net	1,954,217	1,911,514

TOTAL ASSETS	$36,522,448	$42,826,300

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Convertible subordinated note	$-	$2,400,000
Accounts payable and other liabilites	1,628,854	1,332,083
Mortgage notes payable	16,809,147	19,924,616
Accrued interest expense	228	876,903
Accrued salaries and benefits	507,887	454,963
Loans from related parties-unsecured	580,853	585,041
Income taxes payable	2,144,075	2,302,729
Other taxes payable	2,229,138	1,619,837

Total Liabilities	23,900,182	29,496,172

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
no shares issued and outstanding		-
Common stock, $0.001 par value, 500,000,000 shares
authorized, 99,532,742 shares issued and outstanding
at March 31, 2007 and December 31, 2006, respectively	99,533	99,533
Paid in capital	36,525,926	35,917,345
Accumulated other comprehensive income	2,376,381	2,321,164
Retained earnings (deficit)	(26,379,574)	(25,007,914)

Total stockholders' equity	12,622,266	13,330,128

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$36,522,448	$42,826,300

See accompanying notes to financial statements.

GLOBAL REALTY DEVELOPMENT, CORPORATION

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended
	March 31
	2007	2006

REVENUES
Land sales	$9,078,993	$-
Other	46,543	44,123

Total Revenue	9,125,536	44,123

EXPENSES
Cost of sales	8,110,251	49,158
Administrative	2,295,119	732,177
Interest	89,311	69,516
Depreciation	2,515	2,251

Total Expenses	10,497,196	853,102

Loss before income taxes	(1,371,660)	(808,979)

Income taxes	-	-

Net loss	$(1,371,660)	$(808,979)

Net loss per common share
(basic & diluted)	$(0.01)	$(0.01)

Weighted average common shares outstanding
(basic & diluted)	99,532,742	86,054,334

See accompanying notes to financial statements

.
GLOBAL REALTY DEVELOPMENT, CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31, 2007
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,371,660)	$(808,979)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation and amortization	2,515	2,251
Amortization of prepaid consulting expenses	680,250	-
Stock based compensation	608,581	245,353
Decrease (increase) in assets:
Accounts Receivable	56,196	(15,083)
Deposits	(545,739)	-
Inventory	6,568,864	1,124,984
Accounts receivable to related party	-	(49,229)
Prepaid expenses	(191,044)	-
Increase (decrease) in liablilties:
Accounts payable	296,771	16,642
Accrued salaries and benefits	52,924	-
Taxes payable	(158,654)	2,155
Accrued interest	(876,675)	-
Other taxes payable	609,301	-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	5,731,630	518,094

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expeditures	-	(140,860)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	(140,860)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable	(2,400,000)	-
Mortgages payable, net	(3,115,469)	(491,127)
Loans from related parties, unsecured	(4,188)	318,904
Loans from related parties, secured	-	(129,423)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(5,519,657)	(301,646)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	9,999	(79,311)

NET INCREASE (DECREASE) IN CASH	221,972	(3,723)

CASH, beginning of year	110,979	20,670

CASH, end of period	$332,951	$16,947

See accompanying notes to financial statements

GLOBAL REALTY DEVELOPMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2007

NOTE A - CONDENSED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosure, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed and omitted. The results of operations for the three months ended March 31, 2007 are not indicative of the results of operations for the year ended December 31, 2007. The condensed financial statements should be read in conjunction with the Company’s financial statements included in its annual Form 10 KSB for the year ended December 31, 2006.

NOTE B - GOING CONCERN

As indicated in the accompanying financial statements, the Company has an accumulated deficit of $26,379,574 at March 31, 2007. Management’s plans include the raising of capital through the equity market and the generating of revenue through its business. Failure to raise capital and generate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C - RELATED PARTY

During the quarter ended March 31, 2007, payments in the amount of $400,000 were made to Marino Investments Services Pty, Ltd, a company controlled by Peter Voss, a major shareholder and employee of the Company, to pay for expenses incurred with the potential acquisition of Pachinko Parlors.

NOTE D - SUBSEQUENT EVENTS

On April 25, 2007, the Company agreed to issue 100,000 of its common shares for professional fees incurred. The shares will be issued during the second quarter and will be valued at $ .48 per share.

NOTE E- STOCK OPTIONS

During the quarter ended March 31, 2007, the Company recorded $608,581 in stock based compensation representing the current period expense of employee stock options issued in 2006.

NOTE F- ADOPTION OF FIN 48

During the quarter ended March 31, 2007, the Company adopted the provisions of FIN 48, "Accounting for Income Tax Uncertanties" with no material impact.

ITEM 2. MANGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION

The following discussion should be read in conjunction with the Financial Statements and Notes thereto. Our fiscal year ends December 31. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. (See “Factors Which May Affect Future Results”). These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which the Company operates; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace.

Overview

The primary objective of the Company's management is to maximize shareholder value. The Company attempts to accomplish this objective by acquiring companies in the entertainment and gaming areas. Management believes revenues and earned income can be increased by (1) acquiring Pachinko Parlors and entertainment companies and (2) completing the development of its real estate projects throughout Australia.

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

During the third quarter of 2006, the United States operations of the Company directed its attention toward building an entertainment and gaming company. To that end on August 29, 2006 the Company purchased MJD Films and on October 4, 2006 the Company purchased a 51% interest in the TFM Group, a newly-formed joint venture formed to develop television, film and music production projects.

Entertainment

The Company acquired MJD Films (“MJD”). In exchange for all of the outstanding common stock of MJD Films, the Company issued to MJD Shareholders an aggregate of 4,000,000 shares of common stock and 2,000,000 Warrants to purchase common stock at market price, exercisable up to three years. Such shares and warrants are restricted securities (as such term is defined in Rule 144 under the U.S. Securities Act of 1933, as amended (the "Securities Act").

MJD has produced the full feature documentary “Seed of Faith”. The film provides a portrait into the life of Pope John Paul II.    “SEED of Faith” is finished and packaged (DVD) and offered in both English and Spanish.  It’s supporting CD Soundtrack features Grammy Award winning artist Yanni, Academy Award winning composer Ennio Marriconne and many other contributing musical artists. Second, MJD is in the process of producing a Horror/Thriller film “The Devil Exists” based on The Manson Family.

On October 4, 2006, the Company entered into an Operating Agreement for the formation of TFM Group, L.L.C., a Delaware limited liability company, along with the Roy Sciacca Group and Mariano Rivera. The Company received 51% of TFM Group, L.L.C. for an initial contribution of 6,000,000 shares of common stock of the Company to the Roy Sciacca Group and 3,000,000 warrants to purchase shares of the Company’s common stock, with an exercise price of $1.00 per share. Such shares and warrants are restricted securities (as such term is defined in Rule 144 under the U.S. Securities Act of 1933, as amended (the "Securities Act"). See subsequent events.

This joint venture entity was created to develop television, film and music productions including a reality television show, “Battle of the Americas”.

Real Estate

The Company currently has on-going Australian projects on various seaboard cities of the Eastern coastal regions of Australia. The Company plans to sell off its real estate to provide cash flow for its gaming and entertainment businesses.

Real estate held for current development or sale and land held for future development (real estate properties) are carried at the lower of cost or fair market value. The Company’s real estate properties are subject to a number of uncertainties which can affect the values of those assets. These uncertainties include litigation or appeals of regulatory approvals and availability of adequate capital, financing and cash flow. In addition, future values may be adversely affected by increases in property taxes, increases in the costs of labor and materials and other development risks, changes in general economic conditions, including higher mortgage interest rates, and other real estate risks such as the general demand for housing and the supply of competitive products. Real estate properties do not constitute liquid assets and, at any given time, it may be difficult to sell a particular property for an appropriate price.

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

Results of Operations

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006
Total Revenue	$9,125,536	$44,123
Cost of Sales	$8,110,251	$49,148
Selling, General and Administrative Expenses	$2,295,119	$732,177

Other Income (Expense)
Depreciation	$$2,515	$2,251
Interest Expense	$89,311	$69,516

Net income (loss)	$(1,371,660)	$(808,979)

THREE MONTHS ENDED MARCH 31, 2007 VS. THREE MONTHS ENDED MARCH 31, 2006

Revenues of $9,125,536 for the three month period ended March 31, 2007 as compared to $44,123 for the three month period ended March 31, 2006 reflect the results principally from the sale of Eggersdorf property.

The cost of sales of $8,110,251 for the three month period ended March 31, 2007 as compared to the cost of sales of $49,148 for the three month period ended March 31, 2006 represents the cost of sales of options on land.

Expenses from operations were $2,295,119 for the three month period ended March 31, 2007 as compared with $732,177 for the respective prior year period. The increase from 2007 to 2006 is due primarily to increases in expenses related to the potential acquisition of Pachinko Parlors and the amortization of pre-paid consulting services and stock based compensation.

During the three month period ended March 31, 2007 the Company had net interest expense of $89,311as compared with net interest expense of $69,516 during the three month period ended March 31, 2006, respectively.

The Company has $0 income taxes for the three month period ended March 31, 2007 as compared to income taxes of $0 for the three month period ended March 31, 2006.

During the three month period ended March 31, 2007 the Company had a net loss of $1,371,660 as compared to a net loss of $808,979 for the three month period ended March 31, 2006.

The Company had a $296,771 increase in accounts payable and other liabilities for the period ended March 31, 2007 as compared with a $157,771increase in accounts payable and other liabilities for the period ended March 31, 2006.

Stockholders' equity increased by $4,839,011 to $12,622,266 for the period ending March 31, 2006 compared to $7,783,255 for the period ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations. For the 3 month period of 2007, the Company had limited operating abilities, and, as a result, had negative cash flow from operations. The Company sold a property on January 5, 2007 which resulted in approximately $5.3 million in net cash flow. The Company used $2.6 million of these funds to pay the Sapphire Note. The Company is seeking to raise additional financing through private equity financing for the purposes of acquiring entertainment related companies; financing existing entertainment related projects; acquisition of Pachinko parlors and further development of its existing properties. Global also intends to sell properties to increase cash flows. We cannot predict whether we will be successful in obtaining sufficient capital to fund the further development of existing real estate projects, the acquisition of Pachinko Parlors, or the further development of our entertainment properties. If we are unable to obtain sufficient funds in the near future, such event will delay the further development of existing properties, the acquisition of Pachinko Parlors, and the further development of our entertainment projects and likely will have a material adverse impact on us and our business prospects.

Global’s cash and cash equivalents increased $221,972 during the three months ended March 31, 2007. Cash flows provided by operating activities of $5,731,630 plus the effect of the exchange rate of $9,999 were greater than cash flows used by financing activities of $5,519,657. Cash flows from operating activities increased primarily from the sale of the Eggersdorf property for the three months ended March 31, 2007. Financing activities used $2,600,000 in cash flow to pay off the Sapphire convertible secured note and $3,115,469 of these funds to reduce mortgages payable.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. Recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 in the first quarter of 2007 with no material impact.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued. The Company expects to adopt the provisions of FIN 48 beginning in the first quarter of 2008. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Standards No. 87, 88, 106, and 132 (R).” which requires an employer to recognize the overfunded or underfunded status of a defined benefit plan as an asset or liability in its condensed consolidated balance sheet. Under SFAS No. 158, actuarial gains and losses and prior service costs or credits that have not yet been recognized through earnings as net periodic benefit cost will be recognized in other comprehensive income, net of tax, until they are amortized as a component of net periodic benefit cost. SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2006 and shall not be applied retrospectively. The Company believes at this time that the adoption of SFAS No. 158 will not have a material impact on its condensed consolidated financial statements as the Company does not have any defined benefit pension or other postretirement plans.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 does not change the guidance in SAB No. 99, “Materiality,” when evaluating the materiality of misstatements.

SAB No. 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB No. 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The Company adopted SAB No. 108 for the fiscal year ended December 31, 2006.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not determined what impact, if any, that adoption will have on our results of operations, cash flows or financial position.

ITEM 3. CONTROLS AND PROCEDURES

a)
Evaluation of Disclosure Controls and Procedures. As of March 31, 2007, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act , Rule 13a-15(d) and 15d-15(d) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

b)
Changes in internal controls. There were no changes in the Company’s internal controls over financial reporting, that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

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

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Security Holders of the Company for a vote during the three months ended March 31, 2007.

ITEM 5 OTHER INFORMATION

The Company has no other information to report.

ITEM 6 EXHIBITS

Exhibits:

Number	Exhibit
3.1	Certificate of Incorporation (incorporated by reference to the Company’s Registration Statement on Form SB-2, filed on July 21, 2000)

3.2	Amendment to Certificate of Incorporation (incorporated by reference to the Company’s Registration Statement on Form SB-2, filed on July 21, 2000)

3.3	Amendment to Certificate of Incorporation (incorporated by reference to the Company’s Registration Statement on Form SB-2, filed on July 21, 2000)

3.4	By-Laws (incorporated by reference to the Company’s Registration Statement on Form SB-2, filed on July 21, 2000)

3.5	Amendment to Certificate of Incorporation (incorporated by reference to the Company’s Annual Statement on Form 10-KSB, filed on April 14, 2004)

3.6	Amendment to Certificate of Incorporation (incorporated by reference to the Company’s Annual Statement on Form 10-KSB, filed on May 19, 2005)

4.1	Agreement between Barry Russell and the Company dated on or about July 23, 2004 (incorporated by reference to the Company’s Registration Statement on Form S-8, filed on March 3, 2004)

4.2	Agreement between Benjamin Mauerberger and the Company dated on or about August 20, 2004 (incorporated by reference to the Company’s Registration Statement on Form S-8, filed on March 3, 2004)

4.3	Agreement between Gary Stewart and the Company dated on or about August 20, 2004 (incorporated by reference to the Company’s Registration Statement on Form S-8, filed on April 13, 2004)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

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

NAME	TITLE	DATE

/s/ Robert Kohn Robert Kohn	Director and Chief Executive Officer	May 18, 2007

/s/ Roger Davis Roger Davis	Director and Chief Financial Officer	May 18, 2007