Form 10QSB
period 2007-06-30
Global Realty Development Corp
filed 2007-08-10
CIK 1118629

 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

[X] For the quarterly period ended June 30, 2007 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant as required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X    NO __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  YES __    NO X

As of July 27, 2007, there were 96,689,497 shares of the registrant's common stock outstanding.

Transitional Small Business Disclosure format (check one):  YES __    NO X

GLOBAL REALTY DEVELOPMENT CORP.
TABLE OF CONTENTS

 PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL REALTY DEVELOPMENT CORP.
CONSOLIDATED BALANCE SHEETS

	June 30	December 31,
	2007	2006
	(Unaudited)
ASSETS

Cash and cash equivalents	$55,915	$110,979
Inventories-at the lower of cost or
fair value-lots held for sale	24,194,783	29,469,111
Receivables	42,635	219,827
Deposits	776,890	-
Receivable from related party	1,149,584	2,611,369
Prepaid expenses	151,869	1,091,500
Film Rights	618,000	618,000
Goodwill	6,794,000	6,794,000
Property, plant and equipment	2,050,193	1,911,514

TOTAL ASSETS	$35,833,869	$42,826,300

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Convertible subordinated note	$-	$2,400,000
Accounts payable and other liabilities	1,869,853	1,332,083
Mortgages notes payable	17,216,550	19,924,616
Accrued interest expense	240	876,903
Accrued salaries and benefits	528,419	454,963
Loans from related parties-unsecured	754,363	585,041
Income taxes payable	2,509,820	2,302,729
Other taxes payable	1,477,772	1,619,837

Total Liabilities	24,357,017	29,496,172

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
no shares issued and outstanding		-
Common stock, $0.001 par value, 500,000,000 shares authorized,
96,689,497 and 99,532,742 shares issued and outstanding
at June 30, 2007 and December 31, 2006, respectively	96,690	99,533
Paid in capital	35,812,462	35,917,345
Accumulated other comprehensive income	2,617,191	2,321,164
Retained earnings (deficit)	(27,049,491)	(25,007,914)
Total stockholders' equity	11,476,852	13,330,128
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$35,833,869	$42,826,300

See accompanying notes to financial statements.

GLOBAL REALTY DEVELOPMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006

REVENUES
Land sales	$1,782,908	$4,529,287	$10,861,901	$4,529,287
Other	89,948	35,329	136,491	79,452

Total Revenue	1,872,856	4,564,616	10,998,392	4,608,739

EXPENSES
Cost of sales	1,257,580	3,287,874	9,367,831	3,337,032
Administrative	937,105	1,864,705	3,232,225	2,596,882
Interest	83,646	658,206	172,957	727,722
Depreciation	2,646	2,425	5,161	4,676

Total Expenses	2,280,977	5,813,210	12,778,174	6,666,312

Income (loss) before income taxes	(408,121)	(1,248,594)	(1,779,782)	(2,057,573)

Income taxes	(261,795)	-	(261,795)	-

Net income (loss)	$(669,916)	$(1,248,594)	$(2,041,577)	$(2,057,573)

Net (loss) income per common share
(basic & diluted)	$(0.007)	$(0.014)	$(0.021))	$(0.024)

Weighted average common shares outstanding
(basic & diluted)	96,675,596	87,634,635	96,734,414	86,927,718

See accompanying notes to financial statements

GLOBAL REALTY DEVELOPMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended
	June 30, 2007
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,041,577)	$(2,057,572)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation and amortization	5,161	4,676
Amortization of prepaid consulting expenses	1,031,500	-
Stock based compensation	623,531	811,707
Capital contribution of income tax	730,528
Decrease (increase) in assets:
Accounts Receivable	177,192	(927,741)
Deposits	(776,890)	-
Inventory	5,274,328	5,776,612
Accounts receivable to related party	-	(228,908)
Prepaid expenses	(91,869)	310,421
Increase (decrease) in liabilities:
Accounts payable	537,770	(202,440)
Accrued salaries and benefits	73,456	-
Taxes payable	207,091	712,081
Accrued interest	(876,663)	423,745
Other taxes payable	(142,065)	207,119
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,731,493	4,829,700

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(186,878)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	(186,878)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable	(2,400,000)	-
Mortgages payable, net	(2,708,066)	(5,631,209)
Loans from related parties, unsecured	169,322	787,988
Loans from related parties, secured	-	4,287
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(4,938,744)	(4,838,934)

EFFECT OF EXCHANGE RATE OF CASH	152,187	182,572
NET INCREASE (DECREASE) IN CASH	(55,064)	(13,540)
CASH, beginning of year	110,979	20,670
CASH, end of year	$55,915	$7,130

SUPPLEMENTAL DATA:
Non cash items
Issuance of common stock for consulting fees to be recognized in future periods	$-	$1,715,000

Retirement of stock in exchange for payment of Related Party Receivable	$1,461,785	$-
Capitalization of Taxes Payable	$730,528

See accompanying notes to financial statements

GLOBAL REALTY DEVELOPMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2007

NOTE A – CONDENSED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented.  Certain information and footnote disclosure, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed and omitted.  The results of operations for the three months ended June 30, 2007 are not indicative of the results of operations for the year ended December 31, 2006.  The condensed financial statements should be read in conjunction with the Company’s financial statements included in its annual Form 10 KSB for the year ended December 31, 2006.

NOTE B – GOING CONCERN

As indicated in the accompanying financial statements, the Company has an accumulated deficit of $27,049,491 at June 30, 2007.  Management’s plans include the raising of capital through the equity market and the generating of revenue through its business.  Failure to raise capital and generate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C – RELATED PARTY

During the quarter ended June 30, 2007, payments in the amount of $81,000 were made to Marino Investments Services Pty, Ltd, a company controlled by Peter Voss, a major shareholder and employee of the Company, to pay for additional expenses incurred with the potential acquisition of Pachinko Parlors.

NOTE D – STOCKHOLDERS’ EQUITY

During the quarter ended March 31, 2007, the Company recorded $608,581 in stock based compensation representing the current period expense of employee stock options issued in 2006.

On May 25, 2007, the Company issued 23,000 shares of its common stock for professional fees incurred.  The shares were valued at $.65 per share.  Legal expense charged to operations as of June 30, 2007 was $14,950.

During the quarter ended June 30, 2007, the Company received and retired 2,866,245 shares of its common stock in partial settlement of the Related Party receivable from A-1 Financial Planners.  The shares were valued at $.51 per share.

In 2003, the former principal shareholder contributed $2,435,095 to the Company from a personal trust and which was considered to be a capital contribution.  The distribution from the trust was a taxable transaction.  The capital contribution was recorded net of applicable income taxes under Australian tax laws.  During the quarter ended June 30, 2007, as a result of the Company filing its returns for previous years, the Australian tax authorities allowed operating losses to offset such income and reduced the outstanding tax liability of the Company.  Accordingly, $730,528 was transferred to Additional Paid in Capital from Income Taxes payable.

NOTE E – SUBSEQUENT EVENTS

Sale of Offering Units

On July 25, 2007, the Company sold an aggregate of 1,125,000 Offering Units to four investors for an aggregate purchase price of $1,125,000.  The Offering Units consist of (i) 12% senior secured promissory notes in an aggregate principal amount of $1,125,000, (ii) warrants to purchase an aggregate of 3,375,000 shares of Company common stock, and (iii) subject to removal of certain contingencies, additional warrants (“Additional Warrants”) to purchase an aggregate of 1,125,000 shares of Company common stock.  In connection with the transaction and as part of the placement fee for the transaction, the Company paid certain cash fees and issued the following securities to Halpern Capital, Inc.: (i) a warrant to purchase 236,250 shares of Company common stock and (ii) subject to removal of certain contingencies and delivery of the Additional Warrants to the investors, an additional warrant to purchase 78,750 shares of Company common stock.

Purchase of Memorabilia Collection

On July 25, 2007 the Company entered into an agreement with Focus Solutions International to purchase a memorabilia collection for 11,000,000 shares of common stock.  Such collection has been pledged as collateral for the 12% senior promissory notes above.  This memorabilia has been purchased to be used in SMS Text Media campaigns and for resale.

Acquisition of SMS Text Media, Inc.

On July 30, 2007, the Company consummated the closing of, and became obligated under, an acquisition agreement dated July 19, 2007 with SMS Text Media, Inc., a Nevada Corporation ("SMS"), and the stockholders of SMS (the "Selling Stockholders"). Pursuant to the Acquisition Agreement, the Company agreed to purchase 100% of the authorized, issued and outstanding common stock of SMS in consideration for: (a) $3,000,000 in cash to the Selling Stockholders; (b) 10,000,000 shares of the Company's common stock to the Selling Stockholders; (c) a $1,500,000 line of credit to SMS at an interest rate of no greater than 12% per annum; and (d) contingent payments to the Selling Stockholders from earned income from SMS operations.

Under the terms of the Acquisition Agreement, the Selling Stockholders deposited the SMS Shares in escrow with an escrow agent, the Company agreed to make payments of Cash to the Selling Stockholders in installments, and the Selling Stockholders agreed to deliver the SMS Shares to the Company in proportionate installments upon the Selling Stockholders' receipt of the Cash payments. On July 30, 2007, the Company delivered all of the Company Shares to the Selling Stockholders and paid the sum of $530,000 in Cash to the Selling Stockholders as the initial installment of the Cash payments. The Company received 69.125% of the SMS Shares on July 30. The Company is obligated to purchase the remaining SMS Shares pursuant to the terms of the Acquisition Agreement within ninety (90) days after July 30, 2007. If the Company has not paid the full $3,000,000 Cash payments to the Selling Stockholders by such Date, then the Company will issue the Selling Stockholders a promissory note for the balance of Cash which has not been made. The outstanding principal amount of the promissory note will be subject to a penalty interest rate of 15% per year from the date of the promissory note through the date on which the principal balance is repaid. Until the promissory note is paid in full (principal plus interest), (i) all dividends and other distributions to stockholders of SMS, if any, shall be paid 50.1% to the Company and 49.9% to the Selling Stockholders, regardless of actual stock ownership in SMS, and (ii) all dividends and distributions to be made by SMS to the Company shall be paid over to the Selling Stockholders to be applied to principal and interest on the SMS Note. Once the promissory note is paid in full (principal plus interest), the remaining SMS Shares in escrow will be delivered to the Company.

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

Overview

The primary objective of the Company's management is to maximize shareholder value. The Company attempts to accomplish this objective by acquiring companies in the entertainment and gaming areas.  Management believes revenues and earned income can be increased by (1) acquiring Pachinko Parlors and entertainment companies.

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

On October 4, 2006, the Company entered into an Operating Agreement for the formation of TFM Group, L.L.C., a Delaware limited liability company, along with the Roy Sciacca Group and Mariano Rivera. The Company received 51% of TFM Group, L.L.C. for an initial contribution of 6,000,000 shares of common stock of the Company to the Roy Sciacca Group and 3,000,000 warrants to purchase shares of the Company’s common stock, with an exercise price of $1.00 per share. Such shares and warrants are restricted securities (as such term is defined in Rule 144 under the Securities Act.

This joint venture entity was created to develop television, film and music productions including a new reality television show, “Battle of the Americas”.

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

Results of Operations
	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006

REVENUES
Land sales	$1,782,908	$4,529,287	$10,861,901	$4,529,287
Other	89,948	35,329	136,491	79,452

Total Revenue	1,872,856	4,564,616	10,998,392	4,608,739

EXPENSES
Cost of sales	1,257,580	3,287,874	9,367,831	3,337,032
Administrative	937,105	1,864,705	3,232,225	2,596,882
Interest	83,646	658,206	172,957	727,722
Depreciation	2,646	2,425	5,161	4,676

Total Expenses	2,280,977	5,813,210	12,778,174	6,666,312

Income (loss) before income taxes	(408,121)	(1,248,594)	(1,779,782)	(2,057,573)

Income taxes	(261,795)	-	(261,795)	-

Net income (loss)	$(669,916)	$(1,248,594)	$(2,041,577)	$(2,057,573)

THREE MONTHS ENDED JUNE 30, 2007 VS. THREE MONTHS ENDED JUNE 30, 2006

Revenues of $1,872,856 for the three month period ended June 30, 2007 as compared to $ 4,564,616          for the three month period ended June 30, 2006 reflect the results principally from the sale of property.

The cost of sales of $1,257,580 for the three month period ended June 30, 2007 as compared to the cost of sales of $3,287,874 for the three month period ended June 30, 2006 represents the cost of sales of land.

Expenses from operations were $937,105 for the three month period ended June 30, 2007 as compared with $1,864,705 for the respective prior year period. The decrease from 2007 to 2006 is due primarily to decreases in expenses related to the amortization of pre-paid consulting services and stock based compensation.

During the three month period ended June 30, 2007 the Company had net interest expense of $83,646 as compared with net interest expense of $658,206 during the three month period ended June 30, 2006, respectively.  This was due to the retirement of a convertible subordinated note.

The Company had taxes of 261,795 for the three month period ended June 30, 2007 as compared to taxes of $0 for the three month period ended June 30, 2006.

During the three month period ended June 30, 2007 the Company had a net loss of $669,916 as compared to a net loss of $1,248,594 for the three month period ended June 30, 2006.

The Company had $24,357,017 in accounts payable and other liabilities for the period ended June 30, 2007 as compared to $41,673,312 in accounts payable and other liabilities for the period ended June 30, 2006.

Stockholders' equity was $11,476,852 for the period ending June 30, 2007 compared to $7,845,809 for the period ended June 30, 2006.

SIX MONTHS ENDED JUNE 30, 2007 VS. SIX MONTHS ENDED JUNE 30, 2006

Revenues of $10,998,392 for the six month period ended June 30, 2007 as compared to $4,608,739 for the six month period ended June 30, 2005 reflect the results from the sale of properties.

The cost of sales of $9,367,831 for the six month period ended June 30, 2007 as compared to the cost of sales of $3,337,032 for the six month period ended June 30, 2006 represents the cost of sales of properties sold.

Expenses from operations were $3,232,225 for the six month period ended June 30, 2007 as compared with $2,596,882 for the respective prior year period. The increase from 2007 to 2006 is due primarily to increases in employees, consulting fees and related costs including legal and accounting fees.

During the six month period ended June 30, 2007 the Company had net interest expense of $172,957 as compared with net interest expense of $727,722 during the six month period ended June 30, 2006, respectively.   This was due to the retirement of a convertible subordinated note.

The Company has $261,795 in income taxes for the six month period ended June 30, 2007 as compared to income taxes of $0 for the six month period ended June 30, 2006.

During the six month period ended June 30, 2007 the Company had a net loss of $2,041,577 as compared to a net loss of $2,057,573 for the six month period ended June 30, 2006.

The Company had a $5,139,155 decrease in accounts payable and other liabilities for the period ended June 30, 2007 as compared with a $3,698,429 decrease in accounts payable and other liabilities for the period ended June 30, 2006.

Stockholders' equity decreased by $1,853,276 to $11,476,852 for the period ending June 30, 2007 compared to an increase of $651,706 for the period ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

           The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations.  For the 6 month period of 2007, the Company had limited operating abilities, and, as a result, had negative cash flow from operations. The Company sold a property on January 5, 2007 which resulted in approximately $5.3 million in net cash flow.  The Company used $2.6 million of these funds to pay the Sapphire Note. The Company is seeking to raise additional financing through private equity financing for the purposes of acquiring entertainment related companies; financing existing entertainment related projects; acquisition of Pachinko parlors and further development of its existing properties.  Global also intends to sell properties to increase cash flows. We cannot predict whether we will be successful in obtaining sufficient capital to fund the further development of existing real estate projects, the acquisition of Pachinko Parlors, or the further development of our entertainment properties. If we are unable to obtain sufficient funds in the near future, such event will delay the further development of existing properties, the acquisition of Pachinko Parlors, and the further development of our entertainment projects and likely will have a material adverse impact on us and our business prospects.

           Global’s cash and cash equivalents decreased $55,064 during the six months ended June 30, 2007. Cash flows provided by operating activities of $4,731,493 plus the effect of the exchange rate of $152,187 were less than cash flows used by financing activities of $4,938,744.

           Cash flows from operating activities increased primarily from the sale of the Eggersdorf and Mountain Top properties for the six months ended June 30, 2007. Financing activities used $2,400,000 in cash flow to pay off the Sapphire convertible secured note and $2,708,066 of these funds to reduce mortgages payable.   The Company increased by $169,322 loans from related parties.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

           In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. Recently issued literature also provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company expects to adopt the provisions of FIN 48 beginning in the first quarter of 2007.  The Company adopted the provisions of FIN 48 with no material impact.

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

ITEM 3. CONTROLS AND PROCEDURES

a)
Evaluation of Disclosure Controls and Procedures.  As of June 30, 2007, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to Rules 13a-15(d) and 15d-15(d) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Exchange Act.

b)
Changes in internal controls. There were no changes in the Company’s internal controls over financial reporting, that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company's business. Except as otherwise disclosed herein, the Company is currently not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 25, 2007, the Company agreed to issue 100,000 of its common shares to a consultant as consideration for professional fees incurred.  The Company relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D for the issuance of these securities.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES.

There have not been any defaults on any senior securities during the three-months ended June 30, 2007.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the security holders of the Company for a vote during the three-months ended June 30, 2007.

ITEM 5 OTHER INFORMATION

The Company has no other information to report for the three-months ended June 30, 2007.

ITEM 6 EXHIBITS

Exhibits:

Number	Exhibit
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, filed on July 21, 2000)

3.2	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2, filed on July 21, 2000)

3.3	By-Laws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form SB-2, filed on July 21, 2000)

3.4	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form SB-2/A, filed on October 31, 2000)

3.5	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-KSB, filed on April 14, 2004)

3.6	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.6 to the Company’s Annual Report on Form 10-KSB, filed on May 19, 2005)

3.7	Certificate of Ownership and Merger (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-QSB, filed on August 19, 2005)

3.8	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on January 30, 2006)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL REALTY DEVELOPMENT CORP. (Registrant)

Date: August 10, 2007	By:	/s/ Robert Kohn
Robert Kohn,
Chief Executive Officer