Form 10QSB
period 2007-09-30
Global Realty Development Corp
filed 2007-11-19
CIK 1118629

 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

[X] For the quarterly period ended Sept. 30, 2007 or

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

As of October 16, 2007, there were 117,914,497 shares of the registrant's common stock outstanding.

Transitional Small Business Disclosure format (check one):  YES __    NO X

GLOBAL REALTY DEVELOPMENT CORP.
TABLE OF CONTENTS

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL REALTY DEVELOPMENT CORP.
CONSOLIDATED BALANCE SHEETS

	September 30	December 31,
	2007	2006
	(Unaudited)
ASSETS

Cash and cash equivalents	$156,880	$110,979
Inventories-at the lower of cost or
fair value-lots held for sale	25,881,357	29,469,111
Receivables	93,732	219,827
Deposits	510,656	-
Receivable from related party	1,149,584	2,611,369
Prepaid expenses	147,132	1,091,500
Film Rights	618,000	618,000
Goodwill	12,794,000	6,794,000
Memorabilia Collection	3,080,000	-
Property, plant and equipment	2,221,822	1,911,514
TOTAL ASSETS	$46,653,163	$42,826,300

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Convertible subordinated note	$-	$2,400,000
Accounts payable and other liabilities	2,256,178	1,332,083
Mortgages notes payable	18,661,197	19,924,616
Accrued interest expense	251	876,903
Accrued salaries and benefits	695,689	454,963
Loans from related parties-unsecured	938,934	585,041
Debentures Payable	844,511	-
Derivative Liabilities-Warrants	3,366,179	-
Due to SMS Text Shareholders	1,746,499	-
Income taxes payable	2,633,965	2,302,729
Other taxes payable	1,389,033	1,619,837
Total Liabilities	32,532,436	29,496,172

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
no shares issued and outstanding		-
Common stock, $0.001 par value, 500,000,000 shares authorized,
117,914,497 and 99,532,742 shares issued and outstanding
at September 30, 2007 and December 31, 2006, respectively	117,915	99,533
Paid in capital	41,936,187	35,917,345
Accumulated other comprehensive income	2,769,774	2,321,164
Accumulated deficit	(30,703,149)	(25,007,914)
Total stockholders' equity	14,120,727	13,330,128
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$46,653,163	$42,826,300

See accompanying notes to financial statements.

GLOBAL REALTY DEVELOPMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006

REVENUES
Land sales	$661,558	$33,208	$11,523,459	$4,562,495
Recovery of Previously Provided Provision		1,381,556		1,381,556
Other	(9,636)	30,749	126,855	110,201

Total Revenues	651,922	1,445,513	11,650,314	6,054,252

EXPENSES
Cost of sales	834,041	174,411	10,201,872	3,511,443
Administrative	1,148,132	543,832	4,380,356	3,140,714
Interest	271,397	99,986	444,354	827,708
Depreciation	2,687	2,452	7,848	7,128

Total Expenses	2,256,257	820,681	15,034,430	7,486,993

Income (loss) before income taxes	(1,604,335)	624,832	(3,384,116)	(1,432,741)

Other income (expense) Change in value of derivatives	(1,584,356)	-	(1,584,356)	-
Interest expense on derivatives	(448,708)	-	(448,708)	-
Net income (loss) before income taxes	(3,637,399)	624,832	(5,417,180)	(1,432,741)
Income taxes	16,260	-	278,055	-

Net income (loss)	$(3,653,659)	$624,832	$(5,695,235)	$(1,432,741)

Net (loss) income per common share
(basic & diluted)	$(0.032)	$0.007	$(0.058)	$(0.016)

Weighted average common shares outstanding
(basic & diluted)	113,157,354	90,652,875	102,208,563	88,183,082

See accompanying notes to financial statements

GLOBAL REALTY DEVELOPMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	For the Nine Months Ended
	September 30, 2007
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,695,235)	$(1,432,741)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation and amortization	7,848	7,128
Amortization of prepaid consulting expenses	1,081,500
Derivative Expense	1,985,690
Stock based compensation	666,281	1,186,618
Capital contribution of income tax	730,528
Decrease (increase) in assets:
Accounts Receivable	126,095	(1,678,669)
Deposits	(510,656)	-
Inventory	3,587,754	5,654,298
Accounts receivable to related party	-	(234,988)
Prepaid expenses	(137,132)	310,421
Increase (decrease) in liabilities:
Accounts payable	924,095	(930,722)
Accrued salaries and benefits	240,726	-
Taxes payable	331,236	749,467
Accrued interest	(876,652)	526,889
Other taxes payable	(230,804)	(150,089)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,231,274	4,007,612

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of SMS Text Media	(1,253,501)	-
Capital expenditures	(78,797)	(227,000)
NET CASH USED IN INVESTING ACTIVITIES	(1,332,298)	(227,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of promissory notes	2,225,000	-
Notes payable	-	-
Mortgages payable, net	(3,663,419)	(5,141,119)
Loans from related parties, unsecured	353,893	835,734
Loans from related parties, secured	-	121,039
NET CASH USED IN FINANCING ACTIVITIES	(1,084,526)	(4,184,346)

EFFECT OF EXCHANGE RATE OF CASH	231,451	393,320
NET INCREASE IN CASH	45,901	(9,814)
CASH, beginning of year	110,979	20,670
CASH, end of year	$156,880	$10,856

SUPPLEMENTAL DATA:
Non cash items
Issuance of common stock for consulting fees to be recognized in future periods	$-	$1,336,850
Issuance of common stock for acquisition of MJD Films		$1,686,000
Retirement of stock in exchange for payment of Related Party Receivable	$1,461,785	$-
Issuance of common stock for SMS Text Media, Inc.	$3,000,000	$-
Issuance of common stock for acquisition of memorabilia collection	$3,080,000	$-
Issuance of notes payable for acquisition of SMS Text Media, Inc.	$3,000,000	$-

See accompanying notes to financial statements

GLOBAL REALTY DEVELOPMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2007

NOTE A – CONDENSED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented.  Certain information and footnote disclosure, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed and omitted.  The results of operations for the nine months ended September 30, 2007 are not indicative of the results of operations for the year ended December 31, 2007.  The condensed financial statements should be read in conjunction with the Company’s financial statements included in its annual Form 10 KSB for the year ended December 31, 2006.

NOTE B – GOING CONCERN

As indicated in the accompanying financial statements, the Company has an accumulated deficit of $30,703,149 at September 30, 2007.  Management’s plans include the raising of capital through the equity market and the generating of revenue through its businesses.  Failure to raise capital and generate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C – REVENUE RECOGNITION

Income from land sales is recorded when title is conveyed to the buyer, adequate cash payment has been received and there is no continued involvement on the part of the Company.  Income from the sale or licensing of films and music is recognized when an arrangement with a customer exists, the film or recording is complete and has been delivered for immediate use, the license period has begun, the fee is fixed, and collection of the fee is reasonably assured.

NOTE D – RELATED PARTY TRANSACTIONS

During the quarter ended September 30, 2007, payments in the amount of $200,000 were made to Accrued Equities Pty, Ltd, a company controlled by Peter Voss, a major shareholder and officer of the Company, for additional expenses incurred with the on-going business development of Pachinko Parlors.

During the quarter ended September 30, 2007, a Commission Agreement was entered into between Robert Kohn, CEO of Global and Roy Sciacca, shareholder of SMS Text Media Inc.  As per the terms of the agreement, Roy Sciacca will pay Mr. Kohn a 10% commission based on his proceeds from the sale of SMS Text Media, up to $100,000 plus 300,000 shares of Global common stock.

In July, 2007, Global Realty issued a Note for a Line of Credit up to $220,000 to MJD Films, Inc.  The interest rate is 12% per year.  As of September 30, 2007, the balance of the note is $61,250.  Interest income and expense of $1,436 has been eliminated in consolidation.

In July 2007, Global Realty issued a Note for a Line of Credit up to $1,300,000 to TFM Group Ltd. The interest rate is 12% per year.  As of September 30, 2007, the balance of the note is $637,500. Interest income and expense of $13,500 has been eliminated in consolidation.

NOTE E –  ACQUISITION OF SMS TEXT MEDIA INC.

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

Under the terms of the Acquisition Agreement, the Selling Stockholders deposited the SMS Shares in escrow with an escrow agent, the Company agreed to make payments of Cash to the Selling Stockholders in installments, and the Selling Stockholders agreed to deliver the SMS Shares to the Company in proportionate installments upon the Selling Stockholders' receipt of the Cash payments. On July 30, 2007, the Company delivered all of the Company Shares to the Selling Stockholders and paid the sum of $530,000 in Cash to the Selling Stockholders as the initial installment of the Cash payments. The Company received 69.125% of the SMS Shares on July 30. During the third quarter the Company has made such Cash payments as it now owns 78.8% of SMS Text Media.  The Company was obligated to purchase the remaining SMS Shares pursuant to the terms of the Acquisition Agreement within ninety (90) days after July 30, 2007. As of October 30, the Company has not paid the full $3,000,000 Cash Payments to the Selling Stockholders and therefore the Company will issue the Selling Stockholders a promissory note for the balance of Cash which has not been made. The outstanding principal amount of the promissory note will be subject to a penalty interest rate of 15% per year from the date of the promissory note through the date on which the principal balance is repaid. Until the promissory note is paid in full (principal plus interest), (i) all dividends and other distributions to stockholders of SMS, if any, shall be paid 50.1% to the Company and 49.9% to the Selling Stockholders, regardless of actual stock ownership in SMS, and (ii) all dividends and distributions to be made by SMS to the Company shall be paid over to the Selling Stockholders to be applied to principal and interest on the SMS Note. Once the promissory note is paid in full (principal plus interest), the remaining SMS Shares in escrow will be delivered to the Company.

NOTE F – DEBENTURES PAYABLE/DERIVATIVE LIABILITIES-WARRANTS

During the quarter ended September 30, the Company sold an aggregate of 2,225,000 Offering Units to six investors for an aggregate purchase price of $2,225,000.  The Offering Units consist of (i) 12% senior secured promissory notes in an aggregate principal amount of $2,225,000, (ii) warrants to purchase an aggregate of 6,675,000 shares of Company common stock, and (iii) subject to removal of certain contingencies, additional warrants (“Additional Warrants”) to purchase an aggregate of 2,225,000 shares of Company common stock.  In connection with the transaction and as part of the placement fee for the transaction, the Company accrued certain cash fees and issued the following securities to Halpern Capital, Inc.: (i) a warrant to purchase 467,250 shares of Company common stock and (ii) subject to removal of certain contingencies and delivery of the Additional Warrants to the investors, an additional warrant to purchase 155,750 shares of Company common stock.

The fair value of the warrants was determined by using the Black-Scholes Option Model.  Proceeds of the notes were first allocated to the fair value of the warrants with the remainder allocated to the notes.  As of September 30, 2007, the fair value of the Debentures Payable and Derivative Liabilities - Warrants is $844,511 and $3,366,179 respectively.  For the quarter ended September 30, 2007, the change in the value of derivatives is $1,584,356 and interest expense on derivatives is $448,708.

NOTE G – STOCKHOLDERS’ EQUITY

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

On July 19, 2007, the Company issued 10,000,000 shares of its common stock for the acquisition of SMS Tex Media, Inc.  The shares were valued at $.30 per share.

On July 25, 2007, the Company issued 11,000,000 shares of its common stock for the purchase of a memorabilia collection that has been pledged as collateral for the 12% promissory notes above.  The shares were valued at $.28 per share.

On August 15, 2007, the Company issued 225,000 shares of its common stock for a commitment fee for consulting expenses.  The shares were valued at $.19 per share.  Consulting expense charged to operations as of September 30, 2007 was $42,750.

NOTE H – SUBSEQUENT EVENTS

In regards to the transaction described in Note D above in the subsection titled “Acquisition of SMS Text Media, Inc.”, and pursuant to the Acquisition Agreement between Global Realty Development Corp. and SMS Text Media, Inc., the Company was to pay $3,000,000 in cash payment to the Selling Stockholders within 90 days of the Initial Closing (October 31, 2007.)  As of October 31, the Company has not paid the full $3,000,000 cash payments to the Selling Stockholders and therefore the Company will issue the Selling Stockholders a promissory note for the balance of Cash which has not been paid. The outstanding principal amount of the promissory note will be subject to a penalty interest rate of 15% per year from the date of the promissory note through the date on which the principal balance is repaid.

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

Overview

The primary objective of the Company's management is to maximize shareholder value. The Company attempts to accomplish this objective by acquiring companies in the entertainment and gaming areas.  Management believes revenues and earned income can be increased by acquiring Pachinko Parlors and entertainment companies.

The Company historically has been primarily a commercial and residential land development company with properties located in Australia. The principal activities of the Company and its consolidated subsidiaries include: obtaining zoning and other entitlements for land it owns or controls through purchase or purchase options and improving the land for commercial and residential development by building roads, putting in utilities and subdividing the land.   Once the land owned by the Company is entitled, the Company may either sell unimproved land to other developers or homebuilders or sell improved land to other developers or homebuilders.

During the third quarter of 2006, the United States operations of the Company directed its attention toward building an entertainment and gaming company.  To that end on August 29, 2006 the Company purchased MJD Films and on October 4, 2006 the Company purchased a 51% interest in the TFM Group, a newly-formed joint venture formed to develop television, film and music production projects.   On July 30th, 2007 the Company consummated the closing of a majority interest in SMS Text Media, Inc., a marketing company for its other entertainment operations.

The Company currently plans to sell off all Australian real estate subsidiaries to provide cash flow for its entertainment and future potential gaming businesses.

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

On October 4, 2006, the Company entered into an Operating Agreement for the formation of TFM Group, L.L.C., a Delaware limited liability company, along with the Roy Sciacca Group and Mariano Rivera. The Company received 51% of TFM Group, L.L.C. for an initial contribution of 6,000,000 shares of common stock of the Company to the Roy Sciacca Group and 3,000,000 warrants to purchase shares of the Company’s common stock, with an exercise price of $1.00 per share. Such shares and warrants are restricted securities (as such term is defined in Rule 144 under the Securities Act.)

This joint venture entity was created to develop television, film and music productions including a new reality television show, “Battle of the Americas”.

On July 30th, the Company acquired a majority interest in SMS Text Media, Inc., an entertainment marketing company to enhance its entertainment operations.

Real Estate

The Company currently has on-going Australian projects on various seaboard cities of the Eastern coastal regions of Australia.  The Company currently plans to sell off all Australian real estate subsidiaries to provide cash flow for its entertainment and future potential gaming businesses.

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

Results of Operations

Results of Operations

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
REVENUES
Land sales	$661,558	$33,208	$11,523,459	$4,562,495
Recovery of Previously Provided		1,381,556		1,381,556
Other	(9,636)	30,749	126,855	110,201

Total Revenue	651,922	1,445,513	11,650,314	6,054,252

EXPENSES
Cost of sales	834,041	174,411	10,201,872	3,511,443
Administrative	1,148,132	543,832	4,380,356	3,140,714
Interest	271,397	99,986	444,354	827,708
Depreciation	2,687	2,452	7,848	7,128

Total Expenses	2,256,257	820,681	15,034,430	7,486,993

Income (loss) before income taxes	(1,604,335)	624,832	(3,384,116)	(1,432,741)
Other Income (expense)

Change in value of derivatives	(1,584,356)	-	(1,584,356)	-
Interest expens on derivatives	(448,708)	-	(448,708)	-
	(3,637,399)	624,832	(5,417,180)	(1,432,741)
Income taxes	16,260	-	278,055	-

Net income (loss)	$(3,653,659)	$624,832	$(5,695,235)	$(1,432,741)

THREE MONTHS ENDED SEPTEMBER 30, 2007 VS. THREE MONTHS ENDED SEPTEMBER 30, 2006

Revenues of $651,922 for the three month period ended September 30, 2007 as compared to $1,445,513 for the three month period ended September 30, 2006 reflect the results principally from the sale of property.

The cost of sales of $834,041for the three month period ended September 30, 2007 as compared to the cost of sales of $174,411 for the three month period ended September 30, 2006 represents the cost of sales of land.

Expenses from operations were $1,148,132 for the three month period ended September 30, 2007 as compared with $543,832 for the respective prior year period. The increase from 2007 to 2006 is due primarily to the acquisition of SMS Text Media and increased operations of the TFM Group.

During the three month period ended September 30, 2007 the Company had net interest expense of $271,397 as compared with net interest expense of $99,986 during the three month period ended September 30, 2006, respectively.

The Company had taxes of $16,260 for the three month period ended September 30, 2007 as compared to taxes of $0 for the three month period ended September 30, 2006.

During the three month period ended September 30, 2007 the Company had a net loss of $(3,653,659) as compared to a gain of $624,832 for the three month period ended September 30, 2006.

The Company had $32,532,436 in accounts payable and other liabilities for the three month period ended September 30, 2007 as compared to $41,382,940 in accounts payable and other liabilities for the three month period ended September 30, 2006.

Stockholders' equity was $14,120,727 for the three month period ended September 30, 2007 compared to $10,364,749 for the three month period ended September 30, 2006.

NINE MONTHS ENDED SEPTEMBER 30, 2007 VS.  NINE MONTHS ENDED SEPTEMBER 30, 2006

Revenues of $11,650,314 for the nine month period ended September 30, 2007 as compared to $6,054,252 for the nine month period ended September 30, 2005 reflect the results from the sale of properties.

The cost of sales of $10,201,872 for the nine month period ended September 30, 2007 as compared to the cost of sales of $3,511,443 for the nine month period ended September 30, 2006 represents the cost of sales of properties sold.

Expenses from operations were $4,380,356 for the nine month period ended September 30, 2007 as compared to expenses from operation $3,140,714 for the nine month period ended September 30, 2006. The increase from 2007 to 2006 is due primarily to increases in employees, consulting fees and related costs including legal and accounting fees from the acquisition of SMS Text Media and the increase in TFM Group operating costs.

During the nine month period ended September 30, 2007 the Company had net interest expense of $444,354 as compared with net interest expense of $827,708 during the nine month period ended September 30, 2006, respectively, as a result of the Company having paid off in the first quarter of 2007 a $2.4 million convertible note entered into with Sapphire Development Limited (the “Sapphire Note”) in accordance with a settlement agreement dated August 20, 2005.  The Company paid off the Sapphire Note following the sale of property on January 5, 2007 which resulted in approximately $5.3 million in net cash flow.

The Company has $278,055 in income tax expense for the nine month period ended September 30, 2007 as compared to income taxes of $0 for the nine month period ended September 30, 2006.

During the nine month period ended September 30, 2007 the Company had a net loss of  $5,695,235 as compared to a net loss of $1,432,741 for the nine month period ended September 30, 2006.

The Company had a $8,235,229 decrease in accounts payable and other liabilities for the period ended September 30, 2007 as compared with a $3,988,801 decrease in accounts payable and other liabilities for the period ended September 30, 2006. This decrease was due to the payoff of mortgages for the properties sold in January and June of 2007 and the payoff of the Sapphire Note above.

Stockholders' equity increased by $3,755,978 to $14,120,727 for the period ending September 30, 2007 compared to an increase of $3,107,647 for the period ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

           The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations.  For the 9 month period of 2007, the Company had limited operating abilities, and, as a result, had negative cash flow from operations. The Company sold a property on January 5, 2007 which resulted in approximately $5.3 million in net cash flow.  The Company used $2.6 million of these funds to pay the Sapphire Note. The Company is seeking to raise additional financing through private equity financing for the purposes of acquiring entertainment related companies; financing existing entertainment related projects; acquisition of Pachinko parlors and further development of its existing properties.  The Company also intends to sell all of its Australian real estate subsidiaries to increase cash flows. We cannot predict whether we will be successful in obtaining a buyer for the real estate subsidiaires, the acquisition of Pachinko Parlors, or the further development of our entertainment properties. If we are unable to obtain sufficient funds in the near future, such event will delay the further development of existing properties, the acquisition of Pachinko Parlors, and the further development of our entertainment projects and likely will have a material adverse impact on us and our business prospects.

           Our cash and cash equivalents increased $45,901 during the nine months ended September 30, 2007. Cash flows provided by operating activities of $2,231,274 plus the effect of the exchange rate of $231,451 was more than cash flows used by financing activities of $1,084,526 and net cash used in investing activities of $1,332,298.

           Cash flows from operating activities increased primarily from the sale of the Eggersdorf and Mountain Top properties for the nine months ended September 30, 2007. Cash flows of $2,225,000 were provided from investing activities through the Sale of promissory notes. Financing activities used $1,253,501 in cash flow to partially purchase SMS Text Media, Inc. and $2,600,000  for the repayment of the Sapphire Note.

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

ITEM 3. CONTROLS AND PROCEDURES

a)
Evaluation of Disclosure Controls and Procedures.  As of September 30, 2007, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to Rules 13a-15(d) and 15d-15(d) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Exchange Act.

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Beach Boys Memorabilia Purchase

On April 15, 2007, the Company entered into the Beach Boy Memorabilia Purchase Agreement with Focus Solutions International, SA pursuant to which it agreed to issue 11,000,000 shares of its common stock to acquire the Beach Boys Memorabilia.  The Company relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D for the issuance of these securities.

Private Placement Financing

Starting on July 25, 2007 and during the quarter ended September 30, 2007, the Company entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) and related documents, filed hereto as exhibits 10.2 through 10.8, (the “Transaction Documents”), pursuant to which the Company sold an aggregate of 2,225,000 Offering Units to six investors for an aggregate purchase price of $2,225,000.  The Offering Units consist of (i) 12% senior secured promissory notes in an aggregate principal amount of $2,225,000, (“Notes”) (ii) warrants to purchase an aggregate of 6,675,000 shares of Company common stock, (“Warrants) and (iii) subject to removal of certain contingencies, additional warrants (“Additional Warrants”) to purchase an aggregate of 2,225,000 shares of Company common stock.  In connection with the transaction and as part of the placement fee for the transaction, the Company paid certain cash fees and issued the following securities to Halpern Capital, Inc.: (i) a warrant to purchase 467,250 shares of Company common stock and (ii) subject to removal of certain contingencies and delivery of the Additional Warrants to the investors, an additional warrant to purchase 155,750 shares of Company common stock.

The Company relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D for the issuance of these securities with reference to the following facts and circumstances: (1) the investors represented that they were “accredited investors” within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the Registrant in accordance with Rule 502(d); (3) there were no, and in any case no more than 35 non-accredited investors in the transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).

SMS Text Media Acquisition

On July 30, 2007 the Company entered into an Acquisition Agreement with SMS Text Media, Inc., filed hereto as exhibit 10.1, pursuant to which it agreed to issue 10,000,000 shares of its common stock to acquire an interest in SMS Text Media, Inc. The Company relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D for the issuance of these securities.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

Contemporaneous with the transaction described in Item 2 above under the subsection titled “Private Placement Financing” and pursuant to the Note, the Company’s failure to pay interest when due and where such failure continues for a period of 10 business days, shall constitute a default under the Note.  During the quarter ended September 30, the Company is in default in its payments of the Notes and is renegotiating the terms of the Notes.  Further, pursuant to the Note, Peter Voss, through a company controlled by him, was to invest $25,000,000 into the Company within 30 days after the Closing Date (July 19, 2007) in exchange for the Company’s common stock.  As of September 30, this investment was not made, and the Company is in default on the Notes and is renegotiating the terms of the Notes.

There have not been any other defaults on any senior securities during the three months ended September 30, 2007.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the security holders of the Company for a vote during the three-months ended September 30, 2007.

ITEM 5 OTHER INFORMATION

The Company has no other information to report for the three months ended September 30, 2007.

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

10.1
Acquisition Agreement Between Global Realty Development Corp. and SMS Text Media, Inc., dated July 30, 2007 (incorporated by referece to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 3, 2007.)

10.2	Form Note and Warrant Purchase Agreement

10.3	Form 12% Senior Promissory Note

10.4	Form Warrant

10.5	Form Registration Rights Agreement

10.6	Lock Up Agreement

10.7	Pledge and Security Agreement

10.8	Collateral Agent Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL REALTY DEVELOPMENT CORP.
(Registrant)

Date: November 19, 2007	By:	/s/ Robert Kohn
Robert Kohn,
Chief Executive Officer