Form 10KSB/A
period 2006-12-31
Global Realty Development Corp
filed 2007-12-17
CIK 1118629

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB/A
                                 (Amendment No. 1)


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

DOCUMENTS INCORPORATED BY REFERENCE         None



Global Realty Development Corporation
Form 10-KSB/A
Explanatory Note

This Amendment No. 1 to Form 10-KSB is being filed to reflect certain revisions to Global Realty Development Corporation's Form 10-KSB filed on April 12, 2007 (the "Original Filing"). This Amendment No. 1 shall amend the Original Filing in its entirety.


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

Stock-Based Compensation

The Company accounts for employee stock based compensation and stock issued for services using the fair value method. In accordance with SFAS No. 123R, the measurement date of shares issued for services is the grant date fair value.

The Company accounts for stock issued for services using the fair value method. In accordance with Emerging Issues Task Force ("EITF") 96-18, the measurement date of shares issued for services is the earlier of the performance commitment date or the date at which the counterparty's performance is complete.

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


                                       /s/ Meyler & Company, LLC
                                       ---------------------------
                                       Meyler & Company, LLC

Middletown, NJ
April 8, 2007


(Except as to Notes C,0, and P as to which the date is November 30, 2007)

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


                                           GLOBAL REALTY DEVELOPMENT CORP., INC.

                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (2005 RESTATED)

                                                    December 31, 2006


                                                                                                 Accumulated
                                         Common Stock          Additional                          Other            Total
                                     ---------------------      Paid In         Accumulated     Comprehensive    Stockholders
                                       Shares      Amount       Capital          Deficit        Income (Loss)      Equity
                                     ----------  ---------   ------------     -------------     -----------     ------------
Balance, December 31, 2004           86,054,334  $  86,054   $ 19,693,803     $  (1,959,917)    $ 2,043,480     $ 19,863,420
Net loss for the year ended
   December 31, 2005 (restated)                                                 (16,154,255)                     (16,154,255)
Adjustments from exchange
   rate changes                                                                                    (561,841)        (561,841)
                                     ----------  ---------   ------------     -------------     -----------     ------------
Balance, December 31, 2005
   (restated)                        86,054,334     86,054     19,693,803       (18,114,172)      1,481,639        3,147,324
                                     ----------  ---------   ------------     -------------     -----------     ------------
Issuance of common stock for
   consulting and preferred at
   prices ranging from $0.70
   to $1.01 per share                 3,478,408      3,479      3,053,839                                          3,057,318
Fair value of warrants issued to
   consultants                                                    134,257                                            134,257
Fair value of warrants issued
   in connection with acquisitions                                512,000                                            512,000
Fair value of options issued to
   officers                                                     5,633,446                                          5,633,446
Issuance of common stock to
   acquire MJD Film, Inc.             4,000,000      4,000      2,396,000                                          2,400,000
Issuance of common stock to
   acquire 51% of TFM Group           6,000,000      6,000      4,494,000                                          4,500,000
Net loss for the year ended
   December 31, 2006                                                             (6,893,742)                      (6,893,742)
Adjustments from exchange
   rate changes                                                                                     839,525          839,525
                                     ----------  ---------   ------------     -------------     -----------     ------------
Balance, December 31, 2006           99,532,742  $  99,533   $ 35,917,345     $ (25,007,914)    $ 2,321,164     $ 13,330,128
                                     ==========  =========   ============     =============     ===========     ============


Comprehensive (loss) is as follows:
                                                             2006                2005
                                                             ----                ----
Net Loss                                                 $(6,893,742)        $(16,154,255)
Foreign currency translation adjustment                      839,525             (561,841)
                                                         -----------         ------------
Comprehensive loss:                                      $(6,054,217)        $(16,716,096)
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

     Stock-Based Compensation
     ------------------------


     The Company accounts for employee stock based compensation and stock issued for services using the fair value method. In accordance with SFAS No. 123R, the measurement date of shares issued as compensation is the grant date fair value.

     The Company accounts for stock issued for services using the fair value method. In accordance with the Emerging Issues Task Force ("EITF") 96-18, the measurement date of shares issued for service is the earlier of the performance commitment date or the date counterparty's performance is complete.



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

NOTE O - STOCK OPTION AND WARRANT AGREEMENTS



     On March 27, 2006, the 2006 Incentive Plan was adopted by the Board of Directors and 13,600,000 shares of Common Stock were initially reserved for issuance. Under the Plan, options may be granted which are intended to qualify as Incentive Stock Options ("ISOs") or which are not ("Non-ISOs").

     The purchase price of the Common Shares subject to each ISO shall not be less than the fair market value (as set forth in the 2006 Incentive Plan), or in the case of the grant of an ISO to a Principal Stockholder, not less that 110% of fair market value of such Common Shares at the time such Option is granted.

     Any Option granted to an employee of the Company shall become exercisable over a period of no longer than five (5) years, and no less than twenty percent (20%) of the shares covered thereby shall become exercisable annually. No Option shall be exercisable, in whole or in part, prior to one
     (1) year from the date it is granted unless the Board shall specifically determine otherwise. In no event shall any Option be exercisable after the expiration of ten (10) years from the date it is granted, and no Incentive Stock Option granted to a Ten Percent Holder shall, by its terms, be exercisable after the expiration of five (5) years from the date of the Option. Unless otherwise specified by the Board or the Committee in the resolution authorizing such Option, the date of grant of an Option shall be deemed to be the date upon which the Board or the Committee authorizes the granting of such Option

     The expiration of each Option shall be fixed by the Board of Directors, in its discretion, at the time such Option is granted; however, unless otherwise determined by the Board of Directors at the time such Option is granted, an Option shall be exercisable for ten (10) years after the date on which it was granted (the "Grant Date"). Each Option shall be subject to earlier termination as expressly provided in the 2006 Incentive Plan or as determined by the Board of Directors, in its discretion, at the time such Option is granted.



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

                         GLOBAL REALTY DEVELOPMENT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

NOTE O - STOCK OPTION AND WARRANT AGREEMENTS (CONTINUED)

         The following summarizes stock options and warrants outstanding and exercisable at December 31, 2006:



                                        Weighted                                           Weighted
                            Weighted    Average    Aggregate                  Weighted     Average     Aggregate
  Exercise      Options      Average    Exercise   Intrinsic    Warrants       Average     Exercise    Intrinsic
   price      Outstanding      Life      Price      Value      Outstanding      Life        Price       Value
   -----      -----------      ----      -----      -----      -----------      ----        -----       -----

   $0.60                                                  -    2,000,000        2.67        $0.60       $60,000
   $1.00                                                  -    3,000,000        2.75        $1.00             -
   $1.05       4,440,000       4.25       $1.05           -
   $2.00                                                         200,000        2.54        $2.00             -
   $2.00                                                       1,000,000        2.50        $2.00             -


     The aggregate intristic value in the preceding table represents the total pretax intrinsic value based on stock options and warrants with exercise prices less than the Company's closing stock price of $0.63 as of December 31, 2006, which would have been received by the option and warrant holders had those option and warrant holders exercised their options or warrants as of that date.



     During the year ended December 31, 2006, the Company recognized $6,279,703 in expense related to the issuance of these options and warrants which was credited to Additional Paid-In Capital.



     As of December 31, 2006, the unrecognized compensation expense related to the unvested options was $608,581 and was recognized in 2007.

NOTE  P  -  VARIABLE  INTEREST  ENTITIES/  LAND  HELD  FOR  RESALE  AND  RELATED
LIABILITIES

     Although we believe FIN46R is not appropriate to the building industry, all properties which consist of land held as inventory are wholly owned and controlled by the subsidiaries listed in Note B and these subsidiaries are the only obligors under the contracts. The terms of the purchase arrangements are as follows:

          o    Terms are negotiated with each individual seller.

          o    A deposit is normally paid, generally 10%.

          o The balance is on the seller's terms and due when various conditions are met, i.e. when local government grants a permit to subdivide or build.

          o When conditions are met and payment to the seller required, a mortgage loan is arranged.

          o Interest only is paid and the principal is repayable when the property is sold.

          o The loan is for a three year period, able to be extended after three years.

          o The maximum amount of the loan is 50-60% of the mortgagor appraisal of the property.

          o    The deposit is forfeited if the transaction is not accomplished.

     The costs of such properties have been included under Inventories - Lots held for resale, and the related liabilities are included in accounts and mortgage notes payable.

NOTE Q - SUBSEQUENT EVENTS


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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None


Item 8A.  CONTROLS AND PROCEDURES

A)Evaluation of Disclosure Controls and Procedures.

     Management, after reviewing comments raised by the Securities and Exchange Commission in October 2007 with respect to its financial reporting and the related adequacy of the Company's disclosure controls and procedures, has determined that its disclosure controls and procedures were not effective as of December 31, 2005 and 2006 and there were material deficiencies in its disclosure controls and procedures. A "material weakness" is a reportable condition in which the design or operation of one or more of the specific control components has a defect or defects that could have a material adverse effect on our ability to record , process, summarize and report financial data in the financial statements in a timely manner. These material weaknesses are: (1) the lack of sufficient knowledge and
     experience   among  the  internal   accounting   personnel   regarding  the
     application of US GAAP and SEC requirements; (2) Inadequacy of the financial review process as it pertains to various account analyses and disclosures. While we believe that we have adequate policies, we believe our implementation of those policies should be improved. We are re-evaluating these various factors and are implementing additional procedures to alleviate these weaknesses.

     In order to  alleviate  such  weaknesses,  management  has or intends to: o

     o Provide a longer review period of time and more rigorous internal review of accounting data prior to submission to our independent auditors.

     o Engage the services of an outside accounting professional to advise the Company in the preparation of their financial statements.

     o The Company plans to further implement written policies and procedures for accounting and financial statement preparation in accordance with current and future requirements of SEC Item 307 of regulation S-B and SOX 404.


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


         NAME                            TITLE                        DATE
---------------------  -------------------------------------   ---------------

/s/ Robert Kohn        Director and Chief Executive Officer    December 17, 2007
---------------------
Robert Kohn

/s/ Roger Davis        Director and Chief Financial Officer    December 17, 2007
---------------------
Roger Davis