Form 10KSB/A
period 2006-12-31
Global Realty Development Corp
filed 2008-03-27
CIK 1118629

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10-KSB/A
                                (Amendment No. 2)



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

DOCUMENTS INCORPORATED BY REFERENCE         None

Global Realty Development Corporation
Form 10-KSB/A
Explanatory Note

This Amendment No. 2 to Form 10-KSB is being filed to reflect certain revisions to Global Realty Development Corporation's Form 10-KSB filed on April 12, 2007 (the "Original Filing") and Form 10-KSB/A filed on December 17, 2007 (the "December 2007 Filing"). This Amendment No. 2 shall amend the Original Filing and the December 2007 Filing in their entirety.

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

The following are the properties of the Company and its subsidiaries, which are owned in connection with its business activities:

------------------------------- ----------------------- --------- ----------------------------------------------------
Property                        Location                Acres     Present or Planned Use
------------------------------- ----------------------- --------- ----------------------------------------------------

Switchback Road                 Victoria                *         Key to larger development
Chirnside Park
------------------------------- ----------------------- --------- ----------------------------------------------------
Collard Drive                   Victoria                8         Held  pending  acquisition  of  further  parcels of
Diamond Creek                                                     land. Currently could subdivide into 30 lots
------------------------------- ----------------------- --------- ----------------------------------------------------
Eggersdorf Road                 Queensland              20        Sold in January 2007
Ormeau
------------------------------- ----------------------- --------- ----------------------------------------------------
Rifle Range Road                Queensland              23        Nearly  completed 98 lot subdivision  with sales to
Pimpama                                                           begin in second quarter 2007
------------------------------- ----------------------- --------- ----------------------------------------------------
Yawalpah Road                   Queensland              5         24 lot  subdivision  to start in  approximately  12
Coomera                                                           months
------------------------------- ----------------------- --------- ----------------------------------------------------
Reserve Road                    Queensland              10        34 lot  subdivision  to start in  approximately  18
Upper Coomera                                                     months.
------------------------------- ----------------------- --------- ----------------------------------------------------
Baileys Creek Road              Queensland              10        17 lot  subdivision  to start in  approximately  12
Upper Coomera                                                     months.
------------------------------- ----------------------- --------- ----------------------------------------------------
Mountain Top Road               New South Wales         249       Paulownia tree plantation with Macadamia nut trees
Mountain Top via Nimbin
------------------------------- ----------------------- --------- ----------------------------------------------------
Greenhill Road                  South Australia         *         Rental Investment with plans to extend.
Wayville
------------------------------- ----------------------- --------- ----------------------------------------------------
Collard Drive                   Victoria                30        Immediate subdivisions available into 108 blocks.
Diamond Creek
------------------------------- ----------------------- --------- ----------------------------------------------------
Berwick Cranbourne Road         Victoria                66        302 lots available,  Rezoning available in short to
Cranbourne (50%)                                                  medium term.
------------------------------- ----------------------- --------- ----------------------------------------------------

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
------------------------------------ ------------------------ ----------------------- ---------------------------
                                               (a)                      (b)                       (c)
------------------------------------ ------------------------ ----------------------- ---------------------------

Equity compensation plans approved             -0-                     -0-                       -0-
by security holders
------------------------------------ ------------------------ ----------------------- ---------------------------
Equity compensation plans not              13,140,000                 $1.06                  6,660,000
approved by security holders
------------------------------------ ------------------------ ----------------------- ---------------------------
Total                                      13,140,000                 $1.06                  6,660,000
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

Not all of the accounting policies require management to make difficult, subjective or complex judgments or estimates. However, we believe the following policies were critical accounting policies within the SEC definition:

Income Recognition from Land Sales
----------------------------------

Income is recognized upon title conveyance when cash payment has been received and the Company has no further involvement. Sales increased to $4,699,199 in 2006 from $131,551 in 2005 because sales were limited in 2005 due to sanctions prohibiting sales imposed by the Supreme Court of Victoria, Australia. Such sanctions were imposed because of the Company's involvement with a related party, Mr. Nicholas Corcoris. The sanctions were lifted in 2006 and Mr. Corcoris is no longer associated with the Company.

Inventories and Provision (Recovery) for losses on future sales of land
-----------------------------------------------------------------------

For inventories under development, the Company records a loss when events and circumstances indicate impairment. In 2005, the Company recorded a provision for loss of $6,037,617 of which approximately $5.3 million related to one property. In 2006, approximately $3 million was recovered under the terms of the relevant sales contract for this property.

Impairment of Long-Lived Assets
-------------------------------

As required under Statement of Financial Accounting Standards ("SFAS") No. 144, our inventories of lots are subject to an annual assessment for impairment. The impairment assessment requires us to compare the fair value of our real estate assets held in inventory to their carrying value to determine whether there is an indication that an impairment exists. Utilizing SFAS No. 144, we applied a fair value based test to determine an impairment assessment as required to determine the fair value of the assets. The market value of real estate assets can vary over periods of time because of many variable factors and conditions. Our valuation was determined through appraisals and data from third parties. We utilized a fair value determination by our mortgage company, which is familiar with the value of the real estate in Australia and which uses a basis of 50-55% of fair market value to assess and determine its valuations annually. By utilizing their fair value determination, we determined that an impairment of $6,917,007 existed for 2005. We therefore took a write down of $6,917,007 for the value of the assets held in inventory in 2005. In 2006, we utilized the same accounting principles and same testing procedures and we were able to recover $942,000.

Provision of Doubtful Accounts
------------------------------

Whenever the Company believes there is a potential for non-collectibility, the Company records a provision for doubtful accounts which is netted against the related receivable on the Balance Sheet. At December 31, 2005 the Company recorded a provision of $1,367,453 relating to amounts du from a related shareholder, Mr. Pete Voss, in connection with and agreement of settlement between the Company and companies previously controlled by Mr. Voss. In 2006, a revised settlement agreement with Mr. Voss resulted in recovery of this provision which has netted against the write-off of advances made to a former related shareholder, Mr. Nicholas Corcoris, in connection with the recession of agreements for the acquisition of land held for sale which was originally acquired from Mr. Corcoris.

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


                                       /s/ Meyler & Company, LLC
                                       ---------------------------
                                       Meyler & Company, LLC

Middletown, NJ
April 8, 2007

Except as to Note 0, as to which the date is November 30, 2007, and Notes C (Variable Interest Entities) and P as to which the date is March 27, 2008.

                        GLOBAL REALTY DEVELOPMENT CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                                                    December 31,
                                                                           ----------------------------
                                                                               2006            2005
                                                                           ------------    ------------
                                                                                            (Restated)
                                    ASSETS

Cash and cash equivalents                                                  $    110,979    $     20,670
Inventories-at the lower of cost or fair value
   Lots held for sale - company owned                                        29,469,111      27,607,564
   Lots held for sale - seller financed                                                      17,651,067
Miscellaneous receivables                                                       219,827         763,533
Receivable from related party                                                 2,611,369         574,672
Property, plant and equipment, net                                            1,911,514       1,591,138
Film rights                                                                     618,000
Goodwill                                                                      6,794,000
Prepaid expenses and other assets                                             1,091,500         310,421
                                                                           ------------    ------------

       Total Assets                                                        $ 42,826,300    $ 48,519,065
                                                                           ============    ============
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Convertible subordinated note                                           $  2,400,000    $  2,400,000
   Accounts payable and other liabilities                                     1,332,083       2,514,945
   Accounts payable - seller financing                                                        8,907,184
   Mortgage notes payable                                                    19,924,616      20,926,845
   Accrued interest expense                                                     876,903         699,463
   Accrued salaries and related taxes                                           454,963          95,000
   Loans from related parties-unsecured                                         585,041       1,754,543
   Loans from related parties-secured                                                         5,160,888
   Income taxes payable                                                       2,302,729       2,346,735
   Other taxes payable                                                        1,619,837         566,138
                                                                           ------------    ------------

       Total Liabilities                                                     29,496,172      45,371,741
Stockholders' Equity:
   Preferred stock, $0.001 par value, 10,000,000 shares
     authorized, no shares issued and outstanding
   Common stock $0.001 par value, 500,000,000 shares
     authorized, 99,532,742 and 86,054,334  shares issued
     and outstanding at December 31, 2006 and 2005, respectively                 99,533          86,054
   Paid in capital                                                           35,917,345      19,693,803
   Accumulated other comprehensive income                                     2,321,164       1,481,639
Accumulated deficit                                                         (25,007,914)    (18,114,172)
                                                                           ------------    ------------
       Total Stockholders' Equity                                            13,330,128       3,147,324
                                                                           ------------    ------------
       Total Liabilities and Stockholders' Equity                          $ 42,826,300    $ 48,519,065
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

                     GLOBAL REALTY DEVELOPMENT CORP., INC.

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (2005 RESTATED)

                                December 31, 2006


                                                                                                 Accumulated
                                         Common Stock          Additional                          Other            Total
                                     ---------------------      Paid In         Accumulated     Comprehensive    Stockholders
                                       Shares      Amount       Capital          Deficit        Income (Loss)      Equity
                                     ----------  ---------   ------------     -------------     -----------     ------------

Balance, December 31, 2004           86,054,334  $  86,054   $ 19,693,803     $  (1,959,917)    $ 2,043,480     $ 19,863,420
Net loss for the year ended
   December 31, 2005 (restated)                                                 (16,154,255)                     (16,154,255)
Adjustments from exchange
   rate changes                                                                                    (561,841)        (561,841)
                                     ----------  ---------   ------------     -------------     -----------     ------------
Balance, December 31, 2005
   (restated)                        86,054,334     86,054     19,693,803       (18,114,172)      1,481,639        3,147,324
                                     ----------  ---------   ------------     -------------     -----------     ------------
Issuance of common stock for
   consulting and preferred at
   prices ranging from $0.70
   to $1.01 per share                 3,478,408      3,479      3,053,839                                          3,057,318
Fair value of warrants issued to
   consultants                                                    134,257                                            134,257
Fair value of warrants issued
   in connection with acquisitions                                512,000                                            512,000
Fair value of options issued to
   officers                                                     5,633,446                                          5,633,446
Issuance of common stock to
   acquire MJD Film, Inc.             4,000,000      4,000      2,396,000                                          2,400,000
Issuance of common stock to
   acquire 51% of TFM Group           6,000,000      6,000      4,494,000                                          4,500,000
Net loss for the year ended
   December 31, 2006                                                             (6,893,742)                      (6,893,742)
Adjustments from exchange
   rate changes                                                                                     839,525          839,525
                                     ----------  ---------   ------------     -------------     -----------     ------------
Balance, December 31, 2006           99,532,742  $  99,533   $ 35,917,345     $ (25,007,914)    $ 2,321,164     $ 13,330,128
                                     ==========  =========   ============     =============     ===========     ============


Comprehensive (loss) is as follows:
                                                             2006                2005
                                                         -----------         ------------
Net Loss                                                 $(6,893,742)        $(16,154,255)
Foreign currency translation adjustment                      839,525             (561,841)
                                                         -----------         ------------
Comprehensive loss:                                      $(6,054,217)        $(16,716,096)
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

                        GLOBAL REALTY DEVELOPMENT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006


NOTE  C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Variable Interest Entities (Continued)
     --------------------------------------

     interests at fair value at the date the interest holder first becomes the primary beneficiary of the VIE. We performed a review of entities with which we have entered into contractual arrangements to purchase land or lots for future development and have determined that the Company is considered the primary beneficiary of these arrangements. As such, the total cost of all such properties have been included under Inventories - lots held for sale - seller financed and the entire amount of the related liability is reflected under accounts payable - seller financing and loans from related parties - secured.

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

NOTE  P  -  LAND  HELD  FOR  RESALE  AND  RELATEDLIABILITIES

     All properties which consist of lots held for sale are wholly owned and controlled by the subsidiaries listed in Note B and these subsidiaries are the only obligors under the contracts. The terms of the purchase arrangements are as follows:


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

     The costs of all such properties have been included under Inventories - Lots held for sale, and the related liabilities are included in accounts payable - seller financing, mortgage notes payable, and loans from related parties - secured.


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

GLOBAL REALTY DEVELOPMENT CORPORATION

BY:  /s/ Robert Kohn
     -----------------
     Robert Kohn - Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         NAME                            TITLE                        DATE
---------------------  -------------------------------------   ---------------

/s/ Peter Voss        Director and Chief Executive Officer    March 27, 2008
---------------------
Peter Voss

/s/ Robert Kohn        Director and Chief Financial Officer    March 27, 2008
---------------------
Robert Kohn