Form 10KSB
period 2007-12-31
Global Realty Development Corp
filed 2008-05-16
CIK 1118629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____
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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.) Yes [X] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [ ] No [X]

The Issuer's revenues for the year ending December 31, 2007 were $391.

As of May 15th, 2008 the number of shares outstanding of the Issuer's common stock was 118,239,002.

As of May 15th, 2008 the aggregate number of shares held by non-affiliates was approximately 59,409,124.

As of May 15th, 2008 the aggregate market value of the Issuer's common stock held by non-affiliates was $16,634,555, based on the average bid and asked price listed on the OTC Bulletin Board of $.28 per share as of May 15th, 2008

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check one): Yes   [   ]     No   [X]

FORM 10-KSB

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

INDEX

PART I

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this annual report, references to “Global Realty Development Corporation,” “GRD,” “Global”, “the Company,” “we,” “us,” and “our” refer to Global Realty Development Corporation.

Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Business," "Management's Discussion and Analysis or Plan of Operation," and "Risk Factors." They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under US federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Organizational History

    The Company was incorporated in the State of Delaware in March 2000 under the name Indigo Energy, Inc.  Pursuant to a Share Exchange Agreement entered into as of September 4, 2004, the Company acquired three wholly-owned Australian subsidiaries: (i) Australian Agricultural and Property Management Limited, (ii) No. 2 Holdings Pty. Ltd., and (iii) Victorian Land Development Pty. Ltd.   At the time of the acquisition, the Company changed its name to Australian Agriculture and Property Development Corporation and on April 1, 2005 changed its name to Global Realty Development Corporation.  During 2005, the Company formed a fourth Australian subsidiary, Ausland Properties Pty Ltd., and operated through four wholly-owned Australian subsidiaries until December 28, 2007 when the Company sold all of its Australian real estate subsidiaries.

    On August 30, 2006 the Company acquired 100% of MJD Films, Inc. (``MJD''), a film production company.  MJD discontinued operations as of December 31, 2007 and the Company is currently attempting to sell its entire interest in MJD.

    On October 10, 2006 the Company acquired a 51% interest in the TFM Group, ("TFM"), a television, film and music production company.  TFM discontinued operations as of December 31, 2007 and the Company is currently attempting to sell its entire interest in TFM.

    On April 15, 2007 the Company acquired the Beach Boys memorabilia (the “Beach Boys Memorabilia”) pursuant to a Beach Boys Memorabilia Purchase Agreement (“Beach Boys Purchase Agreement”) between the Company and Focus Solution International, SA. On December 28, 2007 the Company agreed to unwind this transaction by executing a Rescission Agreement Pertaining to Beach Boys Memorabilia Purchase Agreement (the “Beach Boys Rescission Agreement”).  The Rescission Agreement was terminated on March 4, 2008.

    On July 19, 2007 the Company entered into an acquisition agreement (the “SMS Acquisition Agreement”) to acquire SMS Text Media Inc., a Nevada Corporation, (“SMS”) a text messaging and technology company.  On April 4, 2008, the Company consummated the closing of, and become obligated under, a transaction to rescind the Company’s acquisition agreement with SMS and Aric Gastwirth, Rick Catinella and Roy A. Sciacca, the selling stockholders of SMS (the “SMS Rescission Agreement”).

    In December, 2007 the Company determined it was in the best interest of its shareholders to focus on the Pachinko parlor business.  As a result, the Company discontinued operations of its entertainment subsidiaries – MJD, TFM, and SMS.  The Company plans to sell all of its interest in MJD and TFM in 2008, unwind the Beach Boys Memorabilia acquisition, and complete all of it’s and the related parties obligations under the SMS Rescission Agreement (collectively, the “Entertainment Unwind Transactions”).

Overview of Business

In December, 2007 the Company determined it was in the best interest of its shareholders to focus its business on the roll-up strategy of the acquisition of Pachinko parlors.  To that end, the Company sold off its real estate subsidiaries on December 31, 2007 and discontinued operations of its entertainment subsidiaries effective December 31, 2007.  The Company plans to complete the sale of its remaining entertainment assets and unwind the Beach Boys Memorabilia acquisition in 2008.

Real Estate Assets

    The Company’s primary business had been land development for commercial and residential use with properties located in Australia.   With the combination of the sub-prime crisis in the United States and our carrying costs on our mortgages having rose over 20% in Australia, the Company recognized that this would affect the value of its properties, slow down new construction, and put tremendous pressure on the carrying costs of the Company’s properties. Therefore, the Company determined it was in the best interest of its shareholders to sell off the real estate subsidiaries immediately to maximize the value of its assets and concentrate on the Pachinko business.   The Company has agreed to sell to Bayview Concepts Pty. Ltd. (“Bayview”) all shares owned by the Company in its Australian real estate subsidiaries pursuant to five separate Sale of Shares agreements dated December 31, 2007.

Entertainment Assets

    On Aug. 30, 2006 the Company acquired MJD Films, Inc., a movie production company that intended to produce low budget films under $10,000,000.  MJD has completed a documentary entitled “The Seed of Faith” about the life story of Pope John Paul II. In addition, MJD was in pre-production of the Horror/Thriller film “The Devil Exists” based on the Charles Manson family.  MJD’s failure to fully finance the “Devil Exists” delayed the production of the film.

    In December 2007 Global determined it was in the best interest of its shareholders to seek a buyer for MJD and discontinued operations as of December 31, 2007 to focus on the Pachinko parlor roll-up strategy.  There can be no assurance the Company will be successful in selling MJD Films.

    On October 10, 2006 the Company acquired 51% of the TFM Group LLC.  TFM was formed to develop a reality show called, "Battle of the Americas" starring Los Ultimos Heroes which has been in pre-production for the past two years. The show shall be a music based reality show, featuring members of the former group Menudo, which is expected to span the Americas and deliver multiple revenue streams including the standard advertising, product placement and sponsorship participation, as well as a new CD release and the intended launch of a World Tour and worldwide merchandising campaign.  The TFM Group is initially focused on the Latino market of 640 million people. The television show has been delayed because of lack of financing

    In December 2007 Global determined it was in its best interest to sell its 51% interest in TFM and focus on the Pachinko parlor roll-up strategy.  There can be no assurance the Company will be successful in selling its 51% interest in TFM.

    On February 15, 2007, the Company entered into a Best Efforts Agreement with Halpern Capital Inc. (“Halpern Capital”) to raise up to $10 Million for the Company to fund the entertainment division operations and the acquisition of SMS (the “Halpern Capital Bridge Loan”).  The minimal amount needed to acquire SMS Text Media Inc. (“SMS”) and fund operations for the rest of the entertainment subsidiaries was $6 Million. On April 15, 2007 the Company acquired the Beach Boys Memorabilia (the “Beach Boys Memorabilia”) in exchange for 11,000,000 shares of restricted stock of the Company.  The Beach Boys Memorabilia assets are the direct collateral for the Halpern Capital Bridge Loan.

    In July 2007, Halpern Capital raised $2,325,000 from 6 individual investors (the “Halpern Bridge Notes Holders”) in Bridge Notes (the “Halpern Bridge Notes”) out of the minimum of $6,000,000 needed to fund the SMS acquisition and the entertainment subsidiary operations.

On July 24, 2007 the Company entered into an agreement to acquire SMS Text Media Inc. for 10,000,000 shares and payments of $3,000,000 to selling stockholders of SMS and a line of credit for $1,500,000 pursuant to the Halpern Capital best efforts raise.  Consequently, the Company paid 10,000,000 shares of its common stock and $1,211,717 to the stockholders of SMS and has acquired a 77% interest in SMS.  On April 4, 2008, the Company consummated the closing of, and become obligated under, a transaction to rescind the Company’s acquisition agreement with SMS and Aric Gastwirth, Rick Catinella and Roy A. Sciacca, the selling stockholders of SMS.  Under the terms of the SMS Rescission Agreement, the Company, SMS and the selling stockholders agreed to rescind and unwind the SMS Acquisition Agreement in its entirety and to fully restore each to the positions they were respectively in prior to entering into the SMS Acquisition Agreement.

    By December 2007, because only $2,325,000 was raised, Global determined it was in the best interest of shareholders to discontinue its SMS and other entertainment operations. On December 28, 2007 the Company negotiated a series of agreements to sell or rescind all of the Company’s entertainment subsidiaries and assets, namely, MJD, TFM, SMS, and the Beach Boys Memorabilia.  The Halpern Bridge Notes Holders were to be repaid from the proceeds of the sale and rescission of the entertainment entities and assets and, accordingly agreed to release the Beach Boys collateral upon repayment.  The Company has not completed an agreement to sell MJD and TFM, and has entered into the SMS Rescission Agreement.  The Company entered into the Beach Boys Rescission Agreement in December 2007 but the agreement was terminated March 4, 2008 as further discussed below.

    On December 28, 2007 the Company entered into the Beach Boys Memorabilia Rescission Agreement to unwind the Beach Boys Memorabilia transaction upon the return of 11,000,000 shares and the completion of the repayment of the Halpern Bridge Note Holders who held the Beach Boys Memorabilia as collateral for the Halpern Capital Bridge Loan.  The Company terminated the Rescission Agreement on March 4, 2008 when it had not received any of the shares to be returned and the repayment of the Halpern Capital Bridge Loan had not occurred.  The Company is still negotiating to unwind the transaction in exchange for the return of the 11,000,000 shares of the Company’s stock and the repayment of the Halpern Capital Note Holders from the culmination of the other entertainment company transactions.  There can be no assurance the Company will be successful in completing the unwind.

    In connection with the SMS rescission transaction, each party agreed to re-deliver to the other all consideration respectively received by it in connection with the SMS Acquisition Agreement as follows: (i) the selling stockholders agreed to return all 10,000,000 shares of the Company’s common stock and the aggregate sum of $1,253,500.71 (less $41,783.37 already received by the Company) and (ii) the Company agreed to return all shares of SMS common stock acquired from the selling stockholders.

    In connection with the SMS Rescission Agreement, SMS and Mr. Sciacca agreed to issue the SMS Note (the “SMS Note”) to the Company in the principal amount of $1,211,717.34 (the $1,253,500.71 sum less $41,783.37 already received by the Company). The SMS Note bears 12% interest and matures on June 30, 2008, unless earlier repaid in full.  The parties further agreed to secure the return of the remaining 3,033,334 shares of the Company’s common stock, which are held by Mr. Sciacca or his designees.  Mr. Sciacca will issue the Sciacca Note (the “Sciacca Note”) to secure the return of the 3,033,334 shares.  Under the terms of the Sciacca Note, Mr. Sciacca will have the option to return the 3,033,334 shares or pay $455,000 in cash as principal by June 18, 2008. For purposes of determining the principal amount, the 3,033,334 shares issued to Mr. Sciacca will be valued at $0.15 per share. If Mr. Sciacca has not returned all 3,033,334 shares by June 18, 2008, then Mr. Sciacca shall continue to be obligated to pay the principal amount of the Sciacca Note, including any unpaid and accrued interest after June 18, 2008. The Sciacca Note bears no interest and matures on June 18, 2008, unless earlier repaid in full or all 3,033,334 shares have been returned by such date.

    As of May 3, 2008, the selling stockholders returned 7,000,000 share of common stock under the SMS Rescission Agreement.  Robert Kohn, our Chief Financial Officer, also returned his 300,000 shares commission received as part of the original transaction.  There can be no assurance the Company will be able to collect on the SMS Note or the Sciacca Note.

    In 2008, the Company intends to complete the sale of MJD and TFM, unwind the Beach Boys memorabilia Acquisition and to complete all of it’s and the related parties obligations under the SMS Rescission Agreement.

    In May 2008, the Company has discovered various potential misrepresentations concerning the Beach Boys Memorabilia.  At this time, the Company is still seeking accurate answers. Accordingly, the Company has valued the Beach Boys Memorabilia at $1 as further discussed under Note F to the Financial Statements.

Pachinko Industry

    The Company has been investigating acquisition opportunities of Pachinko parlors located in Japan for the last two years.  The overall fundamentals of the Pachinko Industry are similar to the traditional U.S. Gaming industry. Pachinko is a type of casino slot machine pinball game that has become the biggest market in the entertainment industry in Japan. There are two types of Pachinko machines; a conventional Pachinko machine, and a Pachislot machine, originating from the slot machine.  According to the Japanese Ministry of Economy over 24 million adults are regular patrons of pachinko establishments. A survey conducted by the Institute for Free Time Design showed that the annual sales of the Pachinko industry equal about $250 Billion.  Approximately 318,000 people are employed in the pachinko industry.

    Whereas U.S. casinos may only operate in certain areas in the United States, such as Las Vegas, Pachinko parlors operate throughout Japan. The accessibility of the parlors allows more people to play, more often, and has resulted in approximately 16,000 Pachinko parlors in Japan.

    The trend over the past three years has been to reduce the number of parlors and close those in proximity of residential neighborhoods while expanding the Pachinko parlors in commercial areas.  Although the government is seeking an approximate 25% reduction in the number of parlors, the acquisition and expansion of present commercial area parlors is our focus.   There can be no assurance that the Company will accomplish, in whole or in part, all or any of the above strategic goals.

The Company’s Focus

    During 2008, the Company will focus its efforts on the acquisition of Pachinko parlors, a $250 billion industry and one of the largest industries in Japan and the review of gaming opportunities in other parts of the world.   However, the Company may also consider other strategic and joint venture opportunities; and there can be no assurance that the Company will accomplish, in whole or in part, all or any of the above strategic goals.

    In 2008, the Company intends to complete the sale of MJD and TFM, unwind the Beach Boys memorabilia Acquisition and to complete all of it’s and the related parties obligations under the SMS Rescission Agreement.

    The Company is in discussions for potential financing strategies.  These discussions include equity and debt for the acquisition of Pachinko parlors. To date there have been no definitive agreements executed and there can be no assurance that any such agreements will be executed.

Competition

    The Company will face stiff competition with over 16,000 Pachinko parlors established in Japan.  Many of those parlors have histories of over 50 years.  The competitors will have significantly greater name recognition and financial and marketing resources than the Company.  New expansion and development activity is occurring in each of the relevant markets, which may be expected to intensify competitive pressures.  In addition, many of the public traded U.S. gaming companies are moving into fast growing Macau. This may intensify competition in Japan.

Employees

    As of December 31, 2007, the Company had a total of 2 full time employees. None of its employees are represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.  The Companies subsidiaries employed six executives and work with subcontractors to fulfill project needs.

Consultants

    Due to the nature of its business, the Company actively utilizes consultants on a project-by-project basis providing the company with flexibility and savings by not having a large core fixed employment contracts. This is common in a project-based organization.  The company has a global presence with directors and consultants located in the United States and Japan.

ITEM 2. DESCRIPTION OF PROPERTY

    The Company’s corporate office is located at 11555 Heron Bay Boulevard, Suite 200, Coral Springs, Florida 33076. The facility is approximately 120 square feet with the use of media rooms, teleconferencing facilities and meeting rooms.  The rent is approximately $1100 per month. The lease is currently on a month to month basis. The Company believes that its space is adequate for its current needs and is generally well maintained, in good condition and adequate for their present and proposed uses.

ITEM 3. LEGAL PROCEEDINGS

           From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company's business. Except as described herein, the Company is currently not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

    In February 2008, the company received a default letter from one of the Halpern Bridge Note Holders regarding the Halpern Bridge Notes stating that the Company is in default on the terms of this Halpern Bridge Note for $1,000,000.  The Company is negotiating to amend the original note to cure the default.  There can be no assurance that these events will occur.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

(a)       Market Information

    The Company’s common stock, $0.001 par value, is traded on the OTC Bulletin Board under the symbol “GRLY”.

    The table below sets fort the high and low bid information per share of the Company’s common stock for each full quarterly period in the last two fiscal years as reported on the Over the Counter Bulleting Board.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
2007
First Quarter	.83	.41
Second Quarter	.84	.25
Third Quarter	.54	.17
Fourth Quarter	.49	.12

2006
First Quarter	1.40	.85
Second Quarter	1.40	.35
Third Quarter	1.32	.43
Fourth Quarter	.92	.44

(b)       Holders of Record

    As of March 20, 2008, there were 461 holders of record of 107,982,323 shares of the Company’s common stock.  This does not reflect those shares held beneficially or those shares held in "street" name.

(c)       Dividends

    We have never declared nor paid any cash dividends on our common stock and we do not anticipate that we will pay any cash dividends on our common stock in the foreseeable future. Any future determination to declaration and payment of cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirement and other factors as out Board of Directors may deem relevant at that time.

(d)       Securities Authorized For Issuance Under Equity Compensation Plans

    Information relating to compensation plans under which our equity securities are authorized for issuance is set forth in Item 11 of this report under “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

(e)       Recent Sales of Unregistered Securities

We have sold or issued the following securities not registered under the Securities Act of 1933, as amended (the “Securities Act”) by reason of the exemption afforded under Section 4(2) of the Securities Act within the past three years. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions. The offers and sales of the following securities were exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the Company in accordance with Rule 502(d); (3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).

On August 29, 2006 the Company acquired MJD Films.  In exchange for all of the  outstanding common  stock of MJD Films,  the Company  issued to MJD Shareholders  an  aggregate of  4,000,000  shares of common stock and  2,000,000 warrants to purchase  common  stock at $.60 per share,  exercisable  up to three years.

On October 10, 2006 the Company acquired a 51% profit sharing interest in the TFM Group, LLC.  The Company issued to the other TFM members an aggregate of 6,000,000 shares of common stock and 3,000,000 warrants to purchase common stock at $1.00 per share, exercisable up to three years.

On April 15, 2007 the Company acquired the Beach Boys Memorabilia in exchange for 11,000,000 shares of common stock.

On July 25, 2007 through October 2007, the Company sold an aggregate of 2,325,000 Offering Units to six investors for an aggregate purchase price of $2,325,000.  The Offering Units consist of (i) the Notes, (ii) the Initial Warrants, and (iii) subject to removal of certain contingencies, the Additional Warrants.  In connection with the transaction and as part of the placement fee for the transaction, the Company issued to Halpern the Initial Broker Warrant and, subject to removal of the contingencies and delivery of the Additional Warrant to the Purchasers, the Additional Broker Warrant.

On July 30, 2007, pursuant to the SMS Acquisition Agreement, the Company issued an aggregate of 10,000,000 shares of Company common stock to three stockholders of SMS Text Media, Inc.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

1.  Forward Looking Statements

The Company makes forward-looking statements in this report and may make such statements in future filings with the Securities and Exchange Commission. The Company may also make forward-looking statements in its press releases or other public shareholder communications. Its forward-looking statements are subject to risks and uncertainties and include information about its expectations and possible or assumed future results of operations. When management uses any of the words “believes”, “expects”, “anticipates”, “estimates” or similar expressions, it is making forward-looking statements.

To the extent it is entitled, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of its forward-looking statements. While management believes that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond management’s control or are subject to change, actual results could be materially different. Factors that might cause such a difference include, without limitation, the following: the Company’s inability to generate sufficient cash flows to meet its current liabilities, its potential inability to hire and retain qualified management, sales and customer service personnel, the potential for an extended decline in sales, the possible failure of revenues to offset additional costs associated with any changes in business model, the potential lack of product acceptance, its potential inability to introduce new products to the market, the potential failure of customers to meet purchase commitments, the potential loss of customer relationships, the potential failure to receive or maintain necessary regulatory approvals, the extent to which competition may negatively affect prices and sales volumes or necessitate increased sales or marketing expenses, the timing of and proceeds from the sale of restricted securities it holds and the other risks and uncertainties set forth in this report.

Other factors not currently anticipated by management may also materially and adversely affect our results of operations. Except as required by applicable law, management does not undertake any obligation to publicly release any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

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

2.  Business Overview

The primary objective of the Company's management is to maximize shareholder value in the Gaming industry. The Company attempts to accomplish this objective by increasing revenue through its roll-up strategy for the acquisition of Pachinko parlors with profitable operations. Management believes revenues and earned income can be increased by (1) acquiring pachinko parlors; (2) upgrading the parlors and (3) branding the parlors under one brand.

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

The Company sold all of the real estate companies in December 2007 and is reporting such operations as discontinued operations.

Entertainment Operations

The Company acquired 100% of MJD Films, Inc. and a 51% profit participation in TFM Group, LLC in 2006.  The Company also acquired 77% of SMS Text Media in July 2007 and the Beach Boys Memorabilia assets.   The Company has determined to discontinue operations as of December 31, 2007 of all entertainment operations and assets.  The Company has been in the process of unwinding the acquisitions which occurred in 2007 and selling off of all remaining entertainment assets acquired in late 2006.  The Company is carrying all entertainment operations as discontinued operations.

3.  Selected Financial Data

The following selected financial data was derived from the Company’s audited consolidated financial statements as filed in this report. The information set forth below should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report.

CONSOLIDATED STATEMENTS OF OPERATIONS
 Years Ended December 31, 2007 and 2006
(Expressed in U.S. dollars)

	Year Ended
	December 31
	2007	2006

REVENUES
Other	$391	$205,026

Total Revenue	391	205,026

EXPENSES
Administrative	3,583,499	8,161,935

Total Expenses	3,583,499	8,161,935

OPERATING LOSS	(3,583,108)	(7,956,909)

OTHER INCOME (EXPENSES)
Change in Value of Derivative Liability	(1,411,733)	-
Interest	2,965,878	-
Fair Value Adjustment of Goodwill	3,079,999	-
	4,634,144	-

LOSS FROM CONTINUING OPERATIONS	$(8,217,252)	$(7,956,909)

DISCONTINUED OPERATIONS
Income from discontinued operations of the Real Estate
Companies, including gain on the disposal of
$85,948)	1,212,969	1,063,167

Loss from discontinued operations of the
Entertainment Companies	(8,979,959)	-

Net income (loss) from discontinued operations	(7,766,990)	1,063,167

NET LOSS	$(15,984,242)	$(6,893,742)

Net (loss) income per common share
(basic & diluted)
From Continuing Operations	$(0.08)	$(0.09)
From Discontinued Operations	$(0.07)	$0.01

Weighted average common shares outstanding
(basic & diluted)	106,233,998	91,023,774

4.     Results of Operations

CONSOLIDATED RESULTS

TWELVE MONTHS ENDED DECEMBER 31, 2007 VS. TWELVE MONTHS ENDED DECEMBER 31, 2006 (RESTATED)

CURRENT OPERATIONS

Revenues from continuing operations of $391 for the twelve month period ended December 31, 2007 as compared to $205,026 for the twelve month period ended December 31, 2006 is a direct result of a reduction in interest income earned from the payment of a Note from A1 Financial Planners, Pty. Ltd. in January 2007.

Administrative expenses from continuing operations were $3,583,499 for the twelve month period ended December 31, 2007 as compared with $8,161,935 for the respective prior year period.  The majority of this decrease from 2006 to 2007 is due primarily to non-cash expenses for stock based compensation expense of $762,632 in 2007 as opposed to $6,104,021 in 2006 and amortization of prepaid consulting expenses of $1,081,500 in 2007 as opposed to $1,639,500 in 2006.  In 2007, the Company paid Marino Services, $481,000 and Accrued Equities $200,000, both companies owned by Mr. Peter Voss, for business development expenses related to Pachinko parlors. In 2007 the Company accrued salary for Mr. Kohn of $400,000 as compared with $230,000 in 2006.

There were certain transactions which occurred during the year 2007.  These include the following:

Change in Value of Derivative Liability - Warrants	(1,411,733)
Interest	2,965,878
Fair Value Impairment Adjustment of Memorabilia Collection	3,079,999

The change in value of the derivative liability is a result of the warrants issued to Halpern Capital Note Holders from their original date during 2007 until December 31, 2007.  This is based upon the difference of the stock price at date of issuance of the warrants versus the value at December 31, 2007.  This resulted in a change in value of derivative liability of $1,411,733.

Interest expense of $2,965,878 includes interest paid and effective interest accrued on the Senior Promissory and Sapphire Notes.

The Company acquired the “Beach Boy” Memorabilia Collection on July 25, 2007 and recorded its value based upon the issuance of 11,000,000 shares of its common stock at the then current market value of $0.28 per share. The total value aggregated $3,080,000. The Company, subsequent to the acquisition, pledged the collection as collateral for the $2,325,000 Senior Promissory Notes issued during the third and fourth quarters of 2007.  It was the intent of the Company to sell the collection and repay the note holders from the proceeds.  To date, the company has been unsuccessful in the selling of any portion of the Memorabilia Collection.  It recently learned that there are two prior liens by attorneys, approximately $900,000, on the Collection which precedes the Senior Promissory Note Holders’ liens.  A portion of the collection is located in London, purportedly in the possession of the memorabilia dealer currently out of business and in Administration in London (tantamount to bankruptcy in the U.S.).  The Company, at December 31, 2007, could not demonstrate the complete existence of the collection, could not demonstrate clear title to the collection, and could not provide an appropriate valuation for the collection.  Additionally, the value of the Company’s stock dropped to $0.18 per share at December 31, 2007.  Based upon the impairment of the Company’s stock value, the required payment of the first lien on the collection of $900,000, and the storage, warehouse and insurance costs being claimed by the memorabilia dealer in arrears of $160,000, the Company decided to write the collection down to $1.

Net loss of $8,217,252 from continuing operations for the twelve month period ended December 31,  2007 as compared to a Net loss of $7,956,909 for the twelve month period ended December 31, 2006 the changes were primarily due to the related costs of the Halpern Capital Bridge Loan including the issuance of warrants which accounted for almost $3,300,000; the fair value impairment adjustment of the Beach Boy assets for $3,079,999, and administrative costs.

The Company had an increase in accounts payable and other liabilities of $1,065,342 for the period ended December 31, 2007 as compared with an increase of $1,642,869 for the period ended December 31, 2006. This increase was primarily due to the Halpern Capital Bridge Loan and related costs increase of $3,753,533 and a decrease of the subordinated convertible note of $2,400,000.

Stockholders' equity decreased by $11,357,402 for the period ending December 31, 2006 compared to an increase of $10,182,804 for the period ended December 31, 2006 which is primarily due to the net loss for 2007; the purchase of treasury stock; Halpern Capital Bridge Loan; the increase in capital from the issuance of stock for the acquisition of SMS Text Media, Inc. and the sale of real estate assets.

DISCONTINUED OPERATIONS

Summarized financial information for the discontinued operations is as follows:

Discontinued Real Estate Operations	2007	2006

Total Revenues	$12,754,481	$4,699,199

Income from Discontinued Real Estate Operations	$1,212,969	$1,063,167

The Company determined that because of the sub-prime crises and rising interest rates in Australia it was in the Company’s best interest to sell the real estate subsidiaries and focus on the pachinko business. The Company was able to sell all assets for above book value.  The Company had income from discontinued operations of $1,212,969 including a gain on disposal of $85,948 as opposed to $1,063,167 in 2006 which was from the sale of properties.

Discontinued Entertainment Operations	2007	2006

Total Revenues	$23,617	$0

Loss from Discontinued Entertainment Operations	$8,979,959	$0

The Company made a determination to discontinue its entertainment operations in December 2007 to focus the Company on the Pachinko business.  The Company discontinued its operations because (1) it failed to raise enough money from the Halpern Capital Bridge Loan to support the entertainment acquisitions; operations and growth and (2) misrepresentations made by the sellers of the entertainment companies and assets.   The loss from discontinued operations includes an impairment loss of $8,117,350 and operating loss from discontinued operations of $862,609.

The Company has taken an impairment loss of $4,010,460 for the TFM Group 51% participation.  The Company has valued SMS Text Media based upon the value of the return of stock and cash in the rescission agreement entered into in March 2008 and amended April 4, 2008.  The Company has valued MJD Films at $0 as there is no certainty that the Company can close on a present negotiation for the sale of MJD Films.

	Acquisition Value	Dec. 31, 2007 Value	Impairment Loss

TFM Group	$4,800,000	$789,540	$4,010,460
SMS Text Media	$4,211,717	$2,716,827	$1,494,890
MJD Films	$2,612,000	0	$2,612,000

Total Impairment Loss			$8,117,350

Discontinued Operations Losses
MJD			84,383
TFM			681,107
SMS			97,119
			$862,609
Total Losses for discontinued operations			$8,979,959

5.   Liquidity and Capital Resources

The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations.  For the 12 month period of 2007, because of the unsuccessful financing by Halpern Capital, the Company had limited operating abilities, and, as a result, had negative cash flow from operations. The Company sold a property on January 5, 2007 which resulted in approximately $5.3 million in net cash flow to the Australian real estate operations.  The Company used $2.6 million of these funds to pay the Sapphire Note and the remaining monies for the real estate operations.  The Company is seeking to raise additional financing through public or private equity financing, bank financing or other sources of capital for the purposes of acquiring Pachinko parlors.  Global intends to sell its entertainment properties to pay back the Halpern Capital Note Holders and increase cash flows. We cannot predict whether we will be successful in selling our entertainment assets to pay back the Halpern Note Holders and we cannot predict whether we will be successful in obtaining sufficient capital to fund the acquisition of Pachinko parlors. If we are unable to obtain sufficient funds in the near future, such event will delay the development strategy of a roll-up of the Pachinko parlors and likely will have a material adverse impact on us and our business prospects.

Global’s cash and cash equivalents increased $2,009 during the twelve months ended December 31, 2007. Cash flows provided by operating activities of $661,547; cash flows provided by financing activities of $156,600 and the net effect of the exchange rate of cash of $395,579 were greater than cash flows used by investing activities of $1,211,717.

Operating activities provided cash flows from discontinued operations of $7,035,928 and cash used in continuing operations of $6,374,381 decreasing the Company’s accounts payable and liabilities for the twelve months ended December 31, 2007.  Investing activities of $1,211,717 was used to acquire SMS Text Media Inc. Financing activities provided cash of $2,556,600 in connection the Halpern Capital Bridge Loan and used cash flows to pay off the Sapphire Note of $2,400,000.

Off-Balance Sheet Arrangements

As of December 31, 2007, we did not have any off-balance sheet arrangements, including any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts except for the Halpern Capital Warrants as discussed in our footnotes to financial statements, footnote.  Our Company does not engage in trading activities involving non-exchange traded contracts.

6.   Application of Critical Accounting Policies

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission (“SEC”) defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Not all of the accounting policies require management to make difficult, subjective or complex judgments or estimates.  However, we believe the following policies were critical accounting policies within the SEC definition:

Change in Value of Derivative Liability

The Company values the derivative associated with the warrants from the Halpern Capital Bridge Loan as the warrants are considered derivative liabilities under the provisions of SFAS 133 and EITF 00-19 because the.  delivery of registered shares is not controlled by the Company.  Therefore, under the provisions of FASB EITF 00-19, it is assumed that the company will be required to net-cash settle the warrants.  The fair value of the warrants was determined by using the Black-Scholes Option Model.  Proceeds of the Offering Units were first allocated to the fair value of the warrants with the remainder allocated to the Notes.

As of December 31, 2007, the balance of the Notes included in Debentures Payable is $2,070,567 (representing the face value of the Notes of $2,325,000 and the unamortized discount of $254,433).   The fair value of the Derivative Liabilities – Warrants at December 31, 2007 is $1,660,530.  The effective interest rates on the Notes are in excess of 300% due to the allocation of a significant amount of the proceeds being allocated to the value of the warrants at inception.  During the six month ended December 31, 2007, the amount of discount amortized to income was $1,910,143.

Impairment of Long-Lived Assets

As required Under Statement of Financial Accounting Standards (“SFAS”) No. 144, our entertainment assets are subject to an annual assessment for impairment.  The impairment assessment requires us to compare the fair value of our entertainment assets to its carrying value to determine whether there is an indication that an impairment exists.  Utilizing SFAS No. 144, we applied a fair value based test to determine an impairment assessment as required to determine the fair value of the assets.  We utilized the fair market value of the stock being returned for the Rescission of SMS Text Media; we determined that there was no fair market value for MJD based on our attempts to sell to third parties; and we reduced the value of our 51% participation in TFM based upon an impairment test which took into consideration discounted cash flows.  Based upon the above valuations we determined that an impairment of $8,117,350 existed for 2007. We therefore took a write down of $8,117,350 for the value of the entertainment assets in 2007.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, or SFAS 141R. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date. We are still assessing the impact of this standard on our future consolidated financial statements.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No.141R is effective for us for acquisitions made after November 30, 2009. We have not yet determined the impact from adoption of this new accounting pronouncement on our financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements” This standard outlines the accounting and reporting for ownership interest in a subsidiary held by parties other than the parent. SFAS No. 160 is effective for our first quarter of 2010. We have not yet determined the impact from adoption of this new accounting pronouncement on our financial statements.

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

Recent Accounting Pronouncements (Continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued. The Company expects to adopt the provisions of FIN 48 beginning in the first quarter of 2008.  The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 157 will have on its condensed consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 does not change the guidance in SAB No. 99, “Materiality,” when evaluating the materiality of misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB No. 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The Company adopted SAB No. 108 for the fiscal year ended November 30, 2006.  Adoption of SAB No. 108 did not have a material impact on the consolidated financial statements.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 in 2007 with minimal impact.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are listed in the Index to Financial Statements on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During fiscal year 2007 there were no changes in and disagreements with the Company’s accountants on accounting and financial disclosure.

Item 8A (T). Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, Peter Voss, (“CEO”), and Chief Financial Officer, Robert Kohn, (“CFO), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report (December 31, 2007).  Based on such evaluation, our CEO and CFO have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  A discussion of the material weaknesses in our control and procedures is described below.

Management’s Report on Internal Control over Financial Reporting

Management of Global Realty Development Corp., which consists primarily of our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  The Company’s internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorization of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting at December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2007, management identified significant deficiencies  related to (i) the absence of U.S. GAAP expertise of an internal accounting staff, (ii) our internal audit functions and (iii) the absence of an Audit Committee which resulted in an ineffective system of internal control at December 31, 2007.  We were unable to timely file with the SEC this annual report and we received an “E” designation to our OTC Bulletin Board symbol.

Management also identified a material weakness in our internal control over financial reporting for significant expenditures without proper support documentation.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2007.

In order to correct the above mentioned deficiencies, we have taken and plan on taking the following remediation measures:

•	We intend to appoint additional members to our board of directors in 2008 and establish an audit committee

•	We intend to hire a new chief financial officer in 2008 familiar with financial reporting controls and compliance with Sarbanes-Oxley rules and regulations as well as U.S. GAAP

•	We intend to hire internal audit staff to consolidate and concentrate the company’s efforts on the Pachinko and Gaming Industry.

• We intend to segregate duties and implement appropriate review procedures throughout the accounting and administration controls.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

For the fourth quarter ended December 31, 2007, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

(a)           Identify Directors and Executive Officers

The following table identifies our executive officers and directors, their age, their respective offices and positions, and their respective dates of election or appointment:

Name	Age	Position Held	Officer/Director Since
Peter D. Voss	60	Chief Executive Officer and Chairman	February 1, 2008
Robert D. Kohn	57	Chief Financial Officer and Director	Held position of Chief Executive Officer from June 2005 until his resignation on February 1, 2008
Roger Davis	67	Chief Financial Officer and Director	Held position of Chief Financial Officer and director from July 2005 until his resignation on February 1, 2008

The directors named above will serve until the next annual meeting of our stockholders or until their successors are duly elected and have qualified. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement. There is no arrangement or understanding between any of our directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of our affairs.

Biographical Information

Peter D. Voss, Chief Executive Officer and Director

Mr. Voss has been our Chief Executive Officer and director since January 31, 2008.  Mr. Voss business experience during the past five years has been primarily as an investor and entrepreneur in a wide range of business interests throughout Asia, Europe, and North America including real estate, entertainment, gaming, environmental technologies, and energy.  From March 1, 2006 to January 31, 2008 Mr. Voss has served as a director of international business development of the Company.  Mr. Voss does not hold a directorship in any other reporting company.  Mr. Voss holds tertiary Australian qualifications in accounting, law, and marketing.  Mr. Voss is 60 years old.

Robert D. Kohn, Chief Financial Officer and Director.

Mr. Kohn was appointed as the Chief Executive Officer of the Company in June 2005 and resigned to become the Interim Chief Financial Officer in February 1, 2008, when Mr. Voss became Chairman and CEO.  Mr. Kohn was appointed as a member of the Board of Directors in April 2005.  From April 2004 until January 2005, Mr. Kohn worked as a financial specialist for Wachovia Bank N.A.  From May 2001 until April 2004, Mr. Kohn was the Chief Financial Officer of the Global Trade Group a company involved in international trade activities.  From November 1999 until March 2001, Mr. Kohn was the chief executive officer and chairman of a private company he co-founded known as Assetrade, a company involved in major equipment liquidation.  Assetrade was merged into Internet Capital Group’s sister company Go Industry AG. in 2002. GoIndustry.com is the world leader in the capital asset management business providing corporations and financial institutions a comprehensive range of industrial asset services, including disposal, valuation and related consulting with over 500 employees in 15 countries.  Go Industry went public on the AIM in 2006.  Mr. Kohn is a Certified Public Accountant and received a B.A. in Accounting from Temple University in 1972.  Mr. Kohn has served on the Boards of Directors of 18 companies including a NYSE Company; National Market NASDAQ Company, a 118 year old Savings and Loan and various other public and private companies.

(b)           Identify Significant Employees

The Company does not have any significant employees not otherwise specified under (a) above.

(c)           Family Relationships

There are no family relationships among the directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers.

(d)           Involvement in Certain Legal Proceedings

To the best of our knowledge, except as described below, none of our directors or executive officers has, during the past five years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	had any bankruptcy petition filed by or against any business of which he was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or

•
been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

On or about November 2004, the Australian Securities and Investment Commission (“ASIC”) banned Peter Voss, our Chief Executive Officer and director, from managing corporations for two years.  ASIC found that over the prior seven years, Mr. Voss has been a director of Bio Engineering Pty Ltd, Stranti Investments Pty Ltd, and Lakeview Estate Pty Ltd.  Each of these companies went into liquidation and the liquidators reported they were unable to pay their creditors more than 50 cents on the dollar (AUS). Mr Voss personally and or his companies were the main creditors of  Bio Engineering Pty Ltd, Stranti Investments and Lakeview Estate Pty Ltd . All creditors were paid with the exception of the monies owed to Mr Voss and or his companies. The ruling by ASIC at the time did not take this factor into account.

(e)           Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, directors and persons who own more then 10 percent of the Company’s Common Stock, to file with the SEC the initial reports of ownership and reports of changes in ownership of common stock. Officers, directors and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

(f)           Code of Ethics

The Company has adopted a Code of Ethics that applies to all officers, directors and employees of the Company. A copy of the Company’s adopted code of ethics is filed as exhibit 14.1 to this annual report on form 10-KSB.

(g)           Board Committees

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

 ITEM 10. EXECUTIVE COMPENSATION

The following summary compensation table sets forth certain information concerning compensation paid to our Chief Executive Officer and our Chief Financial Officer (the "Named Executive Officers") whose total annual salary and bonus for services rendered in all capacities for the year ended December 31, 2007 was $100,000 or more.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compens -ation Earnings ($)	All Other Compensation ($)	Total
Robert Kohn	2007	400,000	200,000	-	486,865				1,086,865	(3)
Chief Executive Officer	2006	230,000	-	-	4,402,910				4,632,910

Roger C. Davis	2007	170,703	-	-	121,716				292,419	(4)
Chief Financial Officer	2006	140,288	-	-	1,230,536				1,370,824

Peter D. Voss	2007	118,000	-	-	-				118,000	(5)
International Bus. Dev.	2006	118,000	-	-	-				118,000

(1)	Bonus for the year 2006 was awarded in 2007 and accrued in 2007.
(2)
Option award amounts are calculated using the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. Further details can be found in Item 6 under “Critical Accounting Policies – Stock Based Compensation.

(3)
Mr. Kohn’s salary was accrued for 2005, 2006 and 2007. Mr. Kohn was paid $55,000 in 2006, toward his 2005 salary and bonus.  Mr. Kohn was paid the remainder of his 2005 salary in 2007 and paid $159,333.45 of his 2006 salary in 2007.  Mr. Kohn resigned as Chief Executive Officer and became the Interim Chief Financial Officer in February 1, 2008.

(4)	Mr. Davis salary and payments for 2007 was $170,703 and $140,288 for 2006. Mr. Davis resigned as Chief Financial officer on February 1, 2008.
(5)	Mr. Voss became the Chairman and Chief Executive Officer in February 1, 2008.

OUTSTANDING EQUITY AWARDS AT YEAR-END

Below is information relating to unexercised options held by Robert D. Kohn, our Chief Executive Officer and Roger C. Davis, our Chief Financial Officer, as of December 31, 2007. No other named executive officer held any unexercised options or unvested stock as of such date.  There were no stock awards outstanding as of end of fiscal year 2007.

OPTION AWARDS						STOCK AWARDS
	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Robert D. Kohn (1)	--	5,440,000 (1)		$1.05	3/31/2011

Roger C. Davis (2)		1,500,000 (2)		$1.05	3/31/2011

(1)	The option will expire on March 31, 2011 and has vested as to (i) 3,440,000 shares on March 31, 2006 and (ii) 2,000,000 shares on April 1, 2007.
(2)	The option will expire on March 31, 2011 and has vested as to (i) 1,000,000 shares March 31, 2006 and (ii) 500,000 shares on April 1, 2007.

 Employment Agreements

There is presently only one employment agreement between the Company and Mr Peter Voss. Mr Voss is employed by Ausland Properties Pty Ltd on a one year commercial based employment contract for a salary of $118,000 through December 31, 2007.  It is the intent of the Company to enter into a contract with Mr. Voss as CEO in 2008.

Director Compensation

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the fiscal year ended December 31, 2007.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Robert D Kohn	--	--		$--	--	$	$

Roger C. Davis	--	--		$--	--	$	$

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	0
Equity compensation plans not approved by security holders	6,940,000	$1.05	6,660,000
Total	6,940,000	$1.05	6,660,000

Stock Option Plan

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

Members of the Board of Directors who are eligible employees are permitted to participate in the 2006 Incentive Plan, provided that any such eligible member may not vote on any matter affecting the administration of the 2006 Incentive Plan or the grant of any option pursuant to it, or serve on a committee appointed to administer the 2006 Incentive Plan. In the event that any member of the Board of Directors is at any time not a "disinterested person", as defined in Rule 16b-3(c) (3) (i) promulgated pursuant to the Securities Exchange Act of 1934, the Plan shall not be administered by the Board of Directors, and may only by administered by a Committee, all the members of which are disinterested persons, as so defined.

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

(b) VESTING. Any Option granted to an employee of the Company shall become exercisable over a period of no longer than five (5) years, and no less than twenty percent (20%) of the shares covered thereby shall become exercisable annually. No Option shall be exercisable, in whole or in part, prior to one (1) year from the date it is granted unless the Board shall specifically determine otherwise, as provided herein. In no event shall any Option be exercisable after the expiration of ten (10) years from the date it is granted, and no Incentive Stock Option granted to a Ten Percent Holder shall, by its terms, be exercisable after the expiration of five (5) years from the date of the Option. Unless otherwise specified by the Board or the Committee in the resolution authorizing such Option, the date of grant of an Option shall be deemed to be the date upon which the Board or the Committee authorizes the granting of such Option.

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

(f) MODIFICATION AND AMENDMENT. The Board may, insofar as permitted by law, from time to time, with respect to any shares at the time not subject to outstanding Grants, suspend or terminate the Plan or revise or amend it in any respect whatsoever, except that without the approval of the shareholders of the Company, no such revision or amendment shall (i) increase the number of shares subject to the Plan, (ii) decrease the price at which Grants may be granted, (iii) materially increase the benefits to Participants, or (iv) change the class of persons eligible to receive Grants under the Plan; provided, however, no such action shall alter or impair the rights and obligations under any Option, or Stock Award, or Restricted Stock Purchase Offer outstanding as of the date thereof without the written consent of the Participant thereunder.

Security Ownership of Certain Beneficial Owners (more than 5%)

The following table sets forth certain information, as of March 20, 2008, with respect to the holdings of (1) each person who is the beneficial owner of more than five percent of our common stock, (2) each of our directors, (3) the each named executive officer, and (4) all of our directors and executive officers as a group.

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of March 20, 2008. Except as otherwise indicated, and subject to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them. Applicable percentage ownership in the following table is based on 118,239,002 shares of common stock outstanding as of March 20, 2008 plus, for each individual, any securities that individual has the right to acquire within 60 days of March 20, 2008.

Title of Class	Name and Address (1)	Shares Beneficially Owned (2)	Percentage of Class (2)
	Beneficial Owners of More than 5%:	29,555,554	24.99%
Common Stock	Roger Davis (3)	1,900,940	1.6%
Common Stock	Kathryn Voss (4)	20,708,186	17.5%
Common Stock	Nick Corcoris (5)	8,444,444	7.1%
Common Stock	Michael J. Corcoris (6)	21,111,110	17.9%
Common Stock	Jennifer Corcoris (7)	8,444,444	7.1%
	Current Directors and Named Executive Officers:
Common Stock	Peter Voss, Chief Executive Officer, Director (8)	20,708,186	17.5%
Common Stock	Robert Kohn, Chief Financial Officer, Director (9)	5,740,000	4.9%
	All Directors and Executive Officers as a group (2 persons)	81,891,310	73.63%
*                 Less than %.

 (1)        Unless otherwise indicated, the address of the beneficial owner will c/o Global Realty Development Corp., 11555 Heron Bay Boulevard, Suite 200, Coral Springs, Florida, 33076

(2)         Percentage based upon 118,239,002 shares of our common stock outstanding as of March 20, 2008

(3)         Includes option to purchase 1,500,000 shares of our common stock granted on March 25, 2006 pursuant to a stock option agreement. Mr. Roger has the right to acquire all 1,500,000 shares.  The options will expire on March 31, 2011. All options are vested but unexercised.

(4)         Of the shares beneficially owned by Mrs. Voss, 12,849,987 shares are beneficially owned by Peter Voss, her husband, 4,222,222 shares are owned by Chesley Finance Pty Ltd, a company owned and controlled by Mrs. Voss and 4,222,222 shares are owned by JEM Consulting Ltd, a company owned and controlled by Mrs. Voss.

(5)         Of the shares beneficially owned by Nick Corcoris, 4,222,222 shares are owned by Twilight Developments Pty Ltd, a company owned and controlled by Mr. Corcoris and 4,222,222 shares are owned by Urban Land Corridor Pty Ltd, a company owned and controlled by Mr. Corcoris. Mr. Corcoris disclaims any shares held by Michael J. Corcoris or Jennifer Corcoris

(6)         Of the shares beneficially owned by Michael J. Corcoris, 4,222,222 shares are owned by Michael J Corcoris Pty Ltd,  4,222,222 shares are owned by East Dev Pty Ltd, a company owned and controlled by Mr. Corcoris, 4,222,222 shares is owned by Hierapolis Pty Ltd, a company owned and controlled by Mr. Corcoris, 4,222,222 shares are owned by Preland Pty Ltd, a company owned and controlled by Mr. Corcoris and 4,222,222 shares are owned by Size 8 Pty Ltd, a company owned and controlled by Mr. Corcoris. Mr. Corcoris disclaims any shares held by Nick Corcoris or Jennifer Corcoris.

(7)         Of the shares beneficially owned by Jennifer Corcoris, 4,222,222 shares are owned by Everjest, a company owned and controlled by Ms. Corcoris and 4,222,222 shares are owned by Perseus Pty Ltd, a company owned and controlled by Ms. Corcoris. Ms. Corcoris disclaims any shares held by Nick Corcoris or Michael J. Corcoris.

(8)         Of the shares beneficially owned by Mr. Voss, 11,924,444 shares are beneficially owned by Kathryn Voss, his wife, 1,270,977 shares are owned by A1 Financial Planners Pty Ltd, a company owned and controlled by Mr. Voss, 2,272,408 shares are owned by Dominion Capital Japan Pty Ltd, a company owned and controlled by Mr. Voss, 4,222,222 shares are owned by Marino Investment Services Pty Ltd, a company owned and controlled by Mr. Voss, and 1,018,135 shares are owned by Accrued Equities, Pty. Ltd., a company owned and controlled by Mr. Voss.

(9)         Includes the option to purchase 5,440,000 shares of our common stock granted on March 25, 2006 pursuant to a stock option agreement. Mr. Kohn has the right to acquire all 5,440,000 shares at an option price of $1.05 per share.  The option will expire on March 31, 2011.  300,000 shares will be returned in 2008 as part of the SMS Text Media rescission agreement. All options are vested but unexercised.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Related Persons

The following describes all transactions since the beginning of the Company’s last fiscal year, and all proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last three completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

A1 FINANCIAL PLANNERS PTY LTD.

In connection with an agreement of settlement entered into in October 2005 and amended December 26, 2006 between the Company and Atlantic Wine Agencies, Inc., Dominion Wines, Ltd., and Dominion Estates Pty. Ltd., the Company issued a convertible promissory note in the original amount of $2,400,000, later adjusted to $2,611,369 at December 31, 2006 for accrued interest and settlement fees.  This obligation was offset by a receivable from Mr. Peter Voss, a major shareholder and currently the Chief Executive Officer of the Company.  The company, on January 5, 2007, paid the obligation.  In 2007, Mr. Peter Voss returned to the Company 5,120,332 shares of Company stock which he was holding, of which 2,866,245 shares were valued at $1,149,584 and have been treated as treasury stock.  Additionally in 2005, it was uncertain whether Mr. Voss would return the shares and, accordingly, a reserve in the amount of $1,367,543 was established which was net of advances he made to the Company.  In 2006, the reserve was reversed.

UNSECURED LOANS FROM RELATED PARTIES

  At various times during 2006, Roger Davis, the Chief Financial Officer of the Company made loans to the Company or paid bills on behalf of the Company aggregating $227,158. In 2007, the Chief Financial Officer paid bills on behalf of the Company aggregating $381,007.  The Company has repaid the above advances during the fiscal year 2007 in the amount of $595,974 and as of December 31, 2007, no amount is due and outstanding.  These loans were unsecured, non-interest bearing and have no specific repayment dates.

During 2006, Robert Kohn, the Company’s then chief executive officer made advances to the Company aggregating $200,000. These loans are unsecured, bear 12% interest rate, and had no specific repayment dates.  These loans were paid in full as of February 2008.

At various times during 2005 through 2007, a principal shareholder of the Company, Mr. Peter Voss and as of February 1, 2008, its Chief Executive Officer, made loans to the Australian subsidiary of the Company, AAPM, aggregating $464,218.  These loans are unsecured, non-interest bearing and have no specific repayment dates.  These loans were offset against receivables due from him.  During 2006, he and his wife advanced the Company $310,190 and were repaid $484,330.  At December 31, 2006, he and his wife were owed $270,150.  Additionally, Mr. Voss has an annual salary with the Company, aggregating $118,000 which was paid to him.

On May 14, 2008, Accrued Equities Pty. Ltd., a company controlled by Peter Voss, our Chief Executive Officer, Director, and principal shareholder of the Company, agreed to make a loan of $85,000 to the Company to be used for professional fees related to completion of this annual report on form 10-KSB.

We believe that the terms of all of the above transactions are commercially reasonable and no less favorable to us than we could have obtained from an unaffiliated third party on an arm’s length basis.

OTHER RELATED PARTY TRANSACTIONS

During the year ended December 31, 2007, payments in the amount of $481,000 and $200,000 were made to Marino Investments Services, Pty, Ltd and Accrued Equities Pty, Ltd., respectively, to pay for additional expenses incurred with the on-going business development of Pachinko Parlors.  Both companies are controlled by Peter Voss, a major shareholder and Chief Executive Officer of the Company.  The company did not receive sufficient adequate supporting documentation to substantiate these expenditures and the company is not demanding repayment of these advances as the supporting documentation will be supplied in 2008.

In connection with the acquisition of SMS Text Media, Inc., a commission agreement was entered into between Robert Kohn, the Chief Executive Officer and Roy Sciacca, the former owner of SMS Text Media, Inc.  The agreement specifies that Roy Sciacca will pay Mr. Kohn a 10% commission based upon his proceeds from the sale of SMS Text Media, Inc. to Global up to $100,000 plus 300,000 shares of Global’s stock received.  Mr. Kohn only received the 300,000 shares of Global stock which Mr. Kohn returned in 2008 pursuant to the SMS rescission agreement. .

Peter Voss was employed by Ausland Properties Pty Ltd, a subsidiary of the Company during the fiscal years 2006 and 2007 and received an annual salary of approximately $118,000.

SALE OF AUSTRALIAN REAL ESTATE SUBSIDIARIES

The Company agreed to sell to Bayview Concepts Pty. Ltd. (“Bayview”) all shares owned by the Company in its Australian real estate subsidiaries pursuant to five separate Sale of Shares agreements dated December 31, 2007.  Bayview is an Australian corporation owned and managed by Roger Davis, the Company’s former Chief Financial Officer and former director.  The Company’s five Australian real estate subsidiaries are (i) Australian Agricultural and Property Management Limited, (ii) No. 2 Holdings Pty. Ltd., (iii) Victorian Land Development Pty. Ltd., (iv) Ausland Properties Pty. Ltd., and (v) Ausland Properties SA Pty. Ltd. (collectively, the “Australian Subsidiaries”).

Under the terms of the Agreements, the assets of the Australian Subsidiaries were valued at their current book value for purposes of the sale of shares transaction; the Company will pay all taxes outstanding and due from the Australian Subsidiaries; Bayview will assume all outstanding mortgages on the properties owned by the Australian Subsidiaries; and all outstanding inter-company transactions between the Company and the Australian Subsidiaries will be paid in full by the Company.  The aggregate purchase price to be received by the Company, after the Company’s payment of certain liabilities and taxes, is $4,000,000 US dollars.

To pay the purchase price, Bayview issued the Company a senior promissory note dated December 31, 2007 in the aggregate principal amount of USD $4,000,000 (the “Original Note”). On or around February 22, 2007, before any payments of principal or interest were made on the Original Note, the Company and Bayview amended the Original Note (the “Amended Note”). The material terms of the Amended Note are as follows:

The Amended Note is due and payable in three installments: (i) USD $1,400,000 payable February 22, 2008, (the “First Maturity Date”); (ii) USD $600,000 payable May 31, 2008 (the “Second Maturity Date”), and (iii) USD $2,000,000 payable September 30, 2008, (the “Third Maturity Date”). Bayview may prepay principal and interest before the appropriate due dates. The Amended Note bears simple interest at an annual rate of 7% from March 1, 2008 through September 30, 2008 and 15% from October 1, 2008 through the date of payment, if the sale of the Australian Subsidiaries is extended and not paid in full on or before September 30, 2008. The Amended Note is senior to all current indebtedness of Bayview.

All other terms of the Amended Note are the same as those of the Original Note.

Pursuant to the Amended Note, Bayview paid $1,400,000 to the Company on February 25, 2008. The main principle used in determining the total consideration to be paid by Bayview for the shares of the Australian Subsidiaries was the current book value of the assets of the Australian Subsidiaries.

Director Independence

We currently have two directors, Mr. Peter Voss and Mr. Robert Kohn, neither of whom is an independent director as that term is defined under the rules of the NASDAQ Capital Market.

ITEM 13. EXHIBITS

EXHIBIT INDEX

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

10.1
Acquisition Agreement Between Global Realty Development Corp. and SMS Text Media, Inc., dated July 30, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 3, 2007)

10.2	Form Note and Warrant Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB, filed on November 19, 2007)

10.3	Form 12% Senior Promissory Note (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB, filed on November 19, 2007)

10.4	Form Warrant (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-QSB, filed on November 19, 2007)

10.5	Form Registration Rights Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-QSB, filed on November 19, 2007)

10.6	Lock Up Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-QSB, filed on November 19, 2007)

10.7	Pledge and Security Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-QSB, filed on November 19, 2007)

10.8	Collateral Agent Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-QSB, filed on November 19, 2007)

10.9	Acquisition Agreement dated July 19, 2007 by and among the Company and SMS Text Media, Inc. (“SMS”) and the stockholders of SMS (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 3, 2007)

10.10	Resignation Letter dated January 31, 2008 from Mr. Roger Davis to the Board of Directors of Global Realty Development Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 6, 2008)

10.11	Acceptance Letter dated February 1, 2008 from Mr. Voss to Mr. Robert Kohn (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 6, 2008)

10.12	Sale of Shares Agreement, dated as of December 31, 2007, by and between Global Realty Development Corp. and Bayview Concepts Pty. Ltd. (for Australian Agricultural and Property Management Limited) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 4, 2008)

10.13	Sale of Shares Agreement, dated as of December 31, 2007, by and between Global Realty Development Corp. and Bayview Concepts Pty. Ltd. (for No. 2 Holdings Pty. Ltd.) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 4, 2008)

10.14	Sale of Shares Agreement, dated as of December 31, 2007, by and between Global Realty Development Corp. and Bayview Concepts Pty. Ltd. (for Victorian Land Development Pty. Ltd.) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on March 4, 2008)

10.15	Sale of Shares Agreement, dated as of December 31, 2007, by and between Global Realty Development Corp. and Bayview Concepts Pty. Ltd. (for Ausland Properties Pty. Ltd.) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on March 4, 2008)

10.16	Sale of Shares Agreement, dated as of December 31, 2007, by and between Global Realty Development Corp. and Bayview Concepts Pty. Ltd. (for Ausland Properties SA Pty. Ltd.) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on March 4, 2008)

10.17	Bayview Concepts Pty. Ltd. 12% Senior Promissory Note, dated as of December 31, 2007 (original) (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on March 4, 2008)

10.18	Bayview Concepts Pty. Ltd. 15% Senior Promissory Note, dated as of December 31, 2007 (amended) (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on March 4, 2008)

14.1	Code of Ethics*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

*	Filed herewith.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)   Audit Fees and Related Fees

The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2007 and 2006, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during that fiscal year were:

2006 - $ 90,200 – Meyler & Company, LLC
2007 - $148,020  – Meyler & Company, LLC

(2)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2006 - $0 – Meyler & Company, LLC
2007 - $0 – Meyler & Company, LLC

(3)	All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1) and (2) was:

2006 - $0 – Meyler & Company, LLC
2007 - $0 – Meyler & Company, LLC

(4)              The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was nil.

ITEM 7. FINANCIAL STATEMENTS

GLOBAL REALTY DEVELOPMENT CORP. AND SUBSIDIARIES

AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

CONTENTS

Page
Report of Independent Registered Public Accounting Firm	F 1
Consolidated Balance Sheets	F 2

Consolidated Statements of Operations	F 3

Consolidated Statements of Cash Flows	F 4

Consolidated Statement of Stockholders’ Equity	F 5
Notes to Consolidated Financial Statements	F 6

MEYLER & COMPANY, LLC
CERTIFIED PUBLIC ACCOUNTANTS
ONE ARIN PARK
1715 HIGHWAY 35
MIDDLETOWN, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Global Realty Development Corp. and Subsidiaries
Coral Springs, FL

We have audited the accompanying consolidated balance sheets of Global Realty Development Corp. and Subsidiaries as of December 31, 2007 and 2006  and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Realty Development Corp. and Subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note A to the consolidated financial statements, the Company incurred net losses of $15,984,242 and $6,893,742 in 2007 and 2006, respectively, and had an accumulated deficit of $38,275,415 at December 31, 2007. There are existing uncertain conditions the Company faces relative to its ability to obtain capital and operate successfully. These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are described in Note A.  The Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Meyler & Company, LLC

Middletown, NJ
May 14, 2008

GLOBAL REALTY DEVELOPMENT CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2007	2006

ASSETS

Cash and cash equivalents	$4,025	$2,016
Note Receivable	4,000,000
Receivable from related party	-	2,611,369
Prepaid expenses	-	1,091,500
Memorabilia Collection	1	-
Assets of discontinued operations-Real Estate		31,709,415
Assets of discontinued operations-Entertainment Companies	3,706,759	7,412,000

TOTAL ASSETS	$7,710,785	$42,826,300

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Convertible subordinated note	$-	$2,400,000
Accounts payable and other liabilities	159,799	285,026
Accrued interest expense	23,696	321,369
Accrued salaries and benefits	961,521	454,963
Loans from related parties-unsecured	235,150	235,150
Loan payable-Halpern Capital	231,600
Senior Promissory Notes	2,070,567	-
Derivative Liability-Warrants	1,682,988	-
Other taxes payable	10,675	614,146
Liabilities of discontinued operations-Real Estate	-	25,185,518
Liabilities of discontinued operations-Entertainment Companies	362,063	-

Total Liabilities	5,738,059	29,496,172

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares
authorized, 118,239,002 and 99,532,742 shares issued and outstanding
at December 31, 2007 and 2006, respectively	118,239	99,533
Paid in capital	41,279,486	35,917,345
Accumulated other comprehensive income	-	2,321,164
Accumulated deficit	(38,275,415)	(25,007,914)
	3,122,310	13,330,128
Less: Treasury Stock, 2,254,087 shares at cost at December 31, 2007 and
none outstanding at December 31, 2006	(1,149,584)	-

Total stockholders' equity	1,972,726	13,330,128

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,710,785	$42,826,300

See Accompanying Notes to Financial Statements.

GLOBAL REALTY DEVELOPMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended
	December 31,
	2007	2006

REVENUES
Other	$391	$205,026

Total Revenue	391	205,026

EXPENSES
Administrative	3,583,499	8,161,935

Total Expenses	3,583,499	8,161,935

OPERATING LOSS	(3,583,108)	(7,956,909)

OTHER INCOME (EXPENSES)
Change in Value of Derivative Liability	1,411,733	-
Interest expense	(2,965,878)	-
Impairment of memorabilia collection	(3,079,999)	-
	(4,634,144)	-

LOSS FROM CONTINUING OPERATIONS	(8,217,252)	(7,956,909)

DISCONTINUED OPERATIONS
Income from discontinued operations of the Real Estate
Companies, including gain on disposal of
$85,948)	1,212,969	1,063,167

Loss from discontinued operations of the
Entertainment Companies	(8,979,959)	-

Net income (loss) from discontinued operations	(7,766,990)	1,063,167

NET LOSS	$(15,984,242)	$(6,893,742)

Net (loss) income per common share
(basic & diluted)
From Continuing Operations	$(0.08)	$(0.09)
From Discontinued Operations	$(0.07)	$0.01

Weighted average common shares outstanding
(basic & diluted)	106,233,998	91,023,774

See Accompanying Notes to Financial Statements.

GLOBAL REALTY DEVELOPMENT CORPORATION AND SUBSIDIARIES
Consolidated Statement of Cash Flows

	For the Year Ended
	December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(8,217,252)	$(7,956,909)
Adjustments to reconcile net loss to net cash
from operating activities:
Fair value adjustment of memorabilia collection	3,079,999	-
Amortization of prepaid consulting expenses	1,081,500	1,639,500
Change in value of derivative liability	1,428,555	-
Stock based compensation	762,632	6,104,021
Decrease (increase) in assets:
Note Receivable	(4,000,000)	-
Accounts receivable to related party	-	(2,036,697)
Prepaid expenses	10,000	(10,000)
Increase (decrease) in liabilities:
Accounts payable	(125,227)	129,934
Accrued salaries and benefits	506,558	359,963
Loans related party-unsecured		235,150
Accrued interest	(297,673)	321,369
Other taxes payable	(603,473)	596,455
Cash used in continuing operations	(6,374,381)	(617,214)
Discontinued Operations
Income (Loss) from discontinued operations	(7,766,990)	1,063,167
Fair value adjustment of assets of discontinued operations-Entertainment Co	8,117,350	-
Decrease in assets of discontinued operations-Real Estate	31,709,415	16,226,952
Increase in assets of discontinued operations-Entertainment Companies	(200,392)	-
Decrease in liabilities of discontinued operations-Real Estate	(25,185,518)	(17,518,438)
Increase in liabilities of discontinued operations-Entertainment Companies	362,063	-
	7,035,928	(228,319)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	661,547	(845,533)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of SMS Text Media	(1,211,717)	-

NET CASH USED IN INVESTING ACTIVITIES	(1,211,717)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of promissory notes	2,325,000	-
Notes payable-Halpern Capital	231,600	-
Convertible subordinated note	(2,400,000)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	156,600	-

EFFECT OF EXCHANGE RATE ON CASH	395,579	839,523

NET INCREASE (DECREASE) IN CASH	2,009	(6,010)

CASH, beginning of year	2,016	8,026

CASH, end of year	$4,025	$2,016

SUPPLEMENTAL DATA:
Issuance of common stock and warrants for acquisition of TFM Group, LLC	$-	$4,800,000

Issuance of common stock and warrants for acquisition of MJD Films, Inc	$-	$2,612,000

Prepaid consulting expense		1,081,500

Retirement of stock in exchange for payment of Related Party Receivable	$2,611,369	$-

Issuance of common stock for acquisition of SMS Text Media, Inc	$3,000,000	$-

Issuance of common stock for acquisition of Memorabilia Collection	$3,080,000	$-

See Accompanying Notes to Financial Statements.

GLOBAL REALTY DEVELOPMENT CORPORATION AND SUBSIDIARIES
Statement of Stockholders' Equity

			Paid In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Income	Stock	Total

Balance December 31, 2005	86,054,334	$86,054	$19,693,803	$(18,114,172)	$1,481,639		$3,147,324

Issuance of common stock for
consulting and professional fees at
prices ranging from $.70
to $1.01 per share	3,478,408	3,479	3,053,839				3,057,318

Fair value of warrants issued to
consultants			134,257				134,257

Fair value of warrants issued
in connnection with acquisitions			512,000				512,000

Fair value of options issued to
officers			5,633,446				5,633,446

Issuance of common stock to
acquire MJD Film, Inc at $ .60 per share	4,000,000	4,000	2,396,000				2,400,000

Issuance of common stock to
acquire 51% of TFM Group at $ .75 per share	6,000,000	6,000	4,494,000				4,500,000

Net loss for the year ended
December 31, 2006				(6,893,742)			(6,893,742)

Foreign Currency Translation					839,525		839,525

Balance, December 31, 2006	99,532,742	99,533	35,917,345	(25,007,914)	2,321,164		13,330,128

Retirement of shares in settlement
of Sapphire Note and Related Party
Receivable	(2,866,245)	(2,866)	(1,458,919)				(1,461,785)

Return of 2,254,087 shares to treasury in
connection with the settlement of the
Sapphire Note and Related Party
Receivable						(1,149,584)	(1,149,584)

Fair value of options issued to
officers			608,581				608,581

Fair value of commons stock
issued in connection with
legal fees at prices ranging from $ .30 to	347,505	347	110,954				111,301
$ .65 per share

Fair value of commons stock
issued in connection with
consulting fees at $ .19 per share	225,000	225	42,525				42,750

Issuance of common stock to
acquire SMS Text Media at $ .30 per share	10,000,000	10,000	2,990,000				3,000,000

Issuance of common stock to
acquire Memorabilia Collection at $ .28 per share	11,000,000	11,000	3,069,000				3,080,000

Net loss for the year ended
December 31, 2007				(15,984,242)			(15,984,242)

Foreign Currency Translation					395,577		395,577

Reclassification adjustment for sale of
foreign subsidiaries				2,716,741	(2,716,741)

Balance, December 31, 2007	118,239,002	$118,239	$41,279,486	$(38,275,415)	$-	$(1,149,584)	$1,972,726

See Accompanying Notes to Financial Statements.

GLOBAL REALTY DEVELOPMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE A - BASIS OF PRESENTATION AND NATURE OF BUSINESS

The primary business of Global Realty Development Corp., (the “Company”) had been land development for commercial and residential use with properties located in Australia.  The Real Estate subsidiaries consisted of the following individual companies: Australian Agricultural and Property Management Limited (“AAPM”), Victoria Land Development Pty. Ltd. (“Victoria”), No. 2 Holdings Pty. Ltd. (“No. 2”) and Ausland Properties Ltd. (“Ausland”).  In 2006 and 2007, the Company acquired several companies in the film development and entertainment business. In December, 2007, the Company determined that it is in the best interests of the shareholders to focus its business on the acquisition of Pachinko Parlors in Japan.  As of December 31, 2007, the Company has sold its real estate subsidiaries and has discontinued operations of its entertainment companies.  They plan to sell the remaining entertainment assets in 2008.

Going Concern

As indicated in the accompanying financial statements, the Company incurred net losses of $15,984,242 and $6,893,742 for the years ended December 31, 2007 and 2006, respectively.  Management’s plans include the raising of capital through the equity market and the generating of revenue through its business.  Failure to raise capital and generate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Foreign Currency Translation

The Company considers the Australian Dollar to be its functional currency.  Assets and liabilities were translated into US dollars at the year-end exchange rates.  Statement of operations amounts were translated using the average rate during the year.  Gains and losses resulting from translating foreign currency financial statements were accumulated in other comprehensive income, a separate component of stockholders’ equity.

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include investment instruments purchased with a maturity of three months or less.  There were no cash equivalents in 2007 or 2006.

Reclassifications

Certain reclassifications have been made in the 2006 financial statements to conform to the December 31, 2007 presentation.

GLOBAL REALTY DEVELOPMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications (Continued)

As a result of the sale of the Australian Real Estate companies and the discontinued operations of the entertainment companies, these operations have been reported as discontinued operations for years ended December 31, 2007 and 2006.  December 31, 2006 information has been reclassified to conform to the current presentation.

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

Interest

Costs related to properties under development are capitalized during the land development period and expensed as the related inventories are sold.  Costs related to properties not under development are charged to interest expense separately in the Consolidated Statements of Operations.

GLOBAL REALTY DEVELOPMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Net Loss Per Common Share

The Company computes per share amounts in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”.  SFAS No. 128 requires presentation of basic and diluted EPS.  Basic EPS is computed by dividing the income available to Common Stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is based on the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the periods.

Comprehensive Income (Loss)

SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components which will be presented in association with a company’s financial statements.  Comprehensive income is defined as the change in a business enterprise’s equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities.  It includes all changes in equity during a period except those resulting from investments by or distributions to owners.  Comprehensive income is accumulated in accumulated other comprehensive income, a separate component of stockholders’ equity.

Stock-Based Compensation

SFAS No. 123 R, “Accounting for Stock-Based Compensation” prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 R requires employee compensation expense to be recorded (1) using the fair value method or (2) using the

GLOBAL REALTY DEVELOPMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (Continued)

intrinsic value method as prescribed by accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB25”) and related interpretations with pro forma disclosure of what net income and earnings per share would have been if the Company adopted the fair value method.

The Company accounts for employee stock based compensation in accordance with the provisions of APB 25. For non-employee options and warrants, the Company uses the fair value method as prescribed in SFAS 123.

The Company accounts for stock issued for services using the fair value method.  In accordance with the Emerging Issues Task Force (“EITF”) 96-18, the measurement date of shares issued for service is the date at which the counterparty’s performance is complete.

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

Fair Values of Financial Instruments

The Company uses financial instruments in the normal course of business.  The carrying values of cash, accounts receivable, advance receivable, bank overdraft, accounts payable and accrued expenses approximate their fair value due to the short-term maturities of these assets and liabilities.  The carrying values of notes payable and loans payable approximate their fair value based upon management’s estimates using the best available information.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No.141R is effective for us for acquisitions made after November 30, 2009. We have not yet determined the impact from adoption of this new accounting pronouncement on our financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements” This standard outlines the accounting and reporting for ownership interest in a subsidiary held by parties other than the parent. SFAS No. 160 is effective for our first quarter of

GLOBAL REALTY DEVELOPMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

2010. We have not yet determined the impact from adoption of this new accounting pronouncement on our financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued. The Company expects to adopt the provisions of FIN 48 beginning in the first quarter of 2008.  The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 157 will have on its condensed consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 does not change the guidance in SAB No. 99, “Materiality,” when evaluating the materiality of misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB No. 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The Company adopted SAB No. 108 for the fiscal year ended November 30, 2006.  Adoption of SAB No. 108 did not have a material impact on the consolidated financial statements.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 in 2007 with  minimal impact.

GLOBAL REALTY DEVELOPMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE C – ACQUISITIONS

On August 29, 2006, the Company acquired 100% of MJD Films, Inc.  The acquisition price consisted of 4,000,000 restricted shares of the Company’s common stock and warrants to purchase an additional 2,000,000 shares of the Company’s restricted common stock at $0.60 per share.  As of December 31, 2007, the Company has discontinued the operations of the company.

On October 4, 2006, the Company acquired a 51% interest in the newly formed TFM Group, LLC.  The acquisition price consisted of 6,000,000 restricted shares of the Company’s common stock and warrants to purchase an additional 3,000,000 shares of the Company’s restricted stock at $1.00 per share.  The allocation of the purchase price for these acquisitions was as follows:

	MJD Films	TFM Group, LLC
Common Stock	$2,400,000	$4,500,000
Value per share	0.60	0.75
Warrants	212,000	300,000
Value per share	0.106	0.10
Total Purchase	$2,612,000	$4,800,000

Fair value of net assets acquired:
Film Rights	$618,000
Goodwill	1,994,000	$4,800,000

Total	$2,612,000	$4,800,000

As of December 31, 2007, the Company has discontinued operations of these operations.  (See Note E to the Financial Statements.)

On July 19, 2007, the Company purchased SMS Text Media, Inc., a Nevada corporation in consideration of (A) $3,000,000 in cash, which was subsequently modified to a cash advance of $1,211,827 and (B) the issuance of 10,000,000 shares of its common stock.  Additionally, the Company was to make available to SMS Text Media, Inc. a line of credit aggregating $1,500,000 at 12% interest.  The allocation of the purchase price for the acquisition was as follows:

Common stock issued	10,000,000
Value per share	$0.30
Total value of common stock issued	3,000,000
Cash and note	1,211,827
$4,211,827

GLOBAL REALTY DEVELOPMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE C – ACQUISITIONS (CONTINUED)

The fair value of the net assets acquired is as follows:

Assets acquired	$25,563
Less liabilities assumed	(26,956)
Net	(1,393)
Intangible asset acquired	4,213,220
$4,211,827

The Company, at December 27, 2007, decided to discontinue the operations of SMS Text Media, Inc. and entered into a rescission agreement which was amended in March 2008 and April 4, 2008. (See Note S to the Financial Statements.)  The assets of Discontinued Operations - Entertainment Companies have been adjusted to include an adjustment for the difference between the value of the stock issued and the value of the stock to be returned and the fair value of a note receivable equivalent to the cash advanced under the terms of the original acquisition agreement.

On July 25, 2007, the Company entered into an agreement with Focus Solutions International to purchase a Beach Boys Memorabilia Collection.  The Company purchased the collection by issuing 11,000,000 shares of its common stock at $0.28 per share or $3,080,000.  On December 8, 2007, the Company entered into an agreement to sell the collection back to the original seller which was terminated on March 4, 2008.  (See Notes F and S to the Financial Statements.)

NOTE D – DISPOSITIONS - AUSTRALIAN REAL ESTATE SUBSIDIARIES

On December 31, 2007, the Company sold its 100% interest in its five Australian real estate corporations for the book value of its real estate assets aggregating $8,533,277 resulting in a gain on disposition of $85,948.  The companies were sold to Bayview Concepts Pty. a company owned by the Company’s former Chief Financial Officer, Roger Davis. The decision to sell the corporations was part of the Company’s change in business strategies to focus on the acquisition of Pachinko Parlors. High interest rates have affected the carrying costs and value of the properties.  The Company determined that it was in the best interests of the shareholders to sell off the subsidiaries to maximize the value of the assets and concentrate on the Pachinko parlor business. In connection with the sale, the Company has taken a Note Receivable in the amount of $4,000,000 from the purchaser.  The note bears interest at 7% on unpaid balance from March 1, 2008 through September 30, 2008 and 15% on unpaid balances from October 1, 2008 through date of payment.  On February 25, 2008, $1,400,000 was received on the note and the balance of the note is due as follows: May 31, 2008-$600,000 and September 30, 2008 - $2,000,000.

Results of operations for the Australian Real Estate Corporations as of December 31, 2007 have been reported as discontinued operations.  Previously reported results of operations for the year ended December 31, 2007 and 2006 have been reclassified as discontinued operations to reflect this presentation.

Summarized financial information for the Australian Real Estate Corporations is as follows for the years ended December 31, 2007 and 2006:

	December 31,
Income Statement Data:	2007	2006
Revenues	$12,754,481	$4,596,716
Expenses	11,627,460	3,533,549
Income from discontinued operations	1,127,021	1,063,167

GLOBAL REALTY DEVELOPMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE D – DISPOSITIONS - AUSTRALIAN REAL ESTATE SUBSIDIARIES (CONTINUED)

	December 31,
Balance Sheet Data:	2007	2006
Current Assets		328,790
Inventory		29,469,111
Property and equipment		1,911,514
Total Assets		31,709,415
Current Liabilities		1,952,484
Secured Mortgages		19,924,616
Tax Liabilities		3,308,418
Total Liabilities		25,185,518
Net assets of discontinued operations		6,523,897

NOTE E - DISCONTINUED OPERATIONS

In December 2007, the Company determined that it was in the best interests of the shareholders to focus its business on the acquisition of the Pachinko parlors and decided to discontinue operations of its Entertainment companies.  The Entertainment companies consist of MJD Films, Inc, TFM Group, LLC and SMS Text Media, Inc.  The Company is seeking to sell the entertainment assets in 2008. There is no assurance that such sales will materialize.

Results of operations of the Entertainment companies as of December 31, 2007 have been reported as discontinued operations.  There were no operations for the year ended December 31, 2006

Summarized financial information for the Entertainment Companies is as follows:

	December 31,
	2007	2006
Revenues	$23,617
Impairment loss	8,117,350
Expenses	886,226
Loss from discontinued operations	(8,979,959)
Balance Sheet Data:
Current Assets	96,642
Goodwill	3,506,367	$7,412,000
Property and equipment	103,750
Total Assets	3,706,759	7,412,000
Accounts Payable	119,536
Due to Related Parties	242,527
Total Liabilities	362,063
Net assets of discontinued operations	$3,344,696	$7,412,000

GLOBAL REALTY DEVELOPMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE F - IMPAIRMENT OF MEMORABILIA COLLECTION

The Company acquired the “Beach Boy” Memorabilia Collection on July 25, 2007 and recorded its value based upon the issuance of 11,000,000 shares of its common stock at the then current market value of $0.28 per share. The total value aggregated $3,080,000. The Company, subsequent to the acquisition, pledged the collection as collateral for the $2,325,000 Senior Promissory Notes issued during the third and fourth quarters of 2007.  It was the intent of the Company to sell the collection and repay the note holders from the proceeds.  To date, the company has been unsuccessful in the selling of any portion of the Memorabilia Collection.  It recently learned that there are two prior liens by attorneys, approximately $900,000, on the Collection which precedes the Senior Promissory Note Holders’ liens.  A portion of the collection is located in London, purportedly in the possession of the memorabilia dealer currently out of business and in Administration in London (tantamount to bankruptcy in the U.S.).  The Company, at December 31, 2007, could not demonstrate the complete existence of the collection, could not demonstrate clear title to the collection, and could not provide an appropriate valuation for the collection.  Additionally, the value of the Company’s stock dropped to $0.18 per share at December 31, 2007.  Based upon the impairment of the Company’s stock value, the required payment of the first lien on the collection of $900,000, and the storage, warehouse and insurance costs being claimed by the memorabilia dealer in arrears of $160,000, the Company decided to write the collection down to $1.

NOTE G – RELATED PARTY TRANSACTIONS

In connection with an agreement of settlement entered into in August 2005 and amended December 26, 2006 between the Company and Atlantic Wine Agencies, Inc., Dominion Wines, Ltd., and Dominion Estates Pty. Ltd., the Company issued a convertible promissory note in the original amount of $2,400,000, later adjusted to $2,611,369 at December 31, 2006 for accrued interest and settlement fees.  This obligation was offset by a receivable from Mr. Peter Voss, a major shareholder and currently the Chief Executive Officer of the Company.  The company, on January 5, 2007, paid the obligation.  In 2007, Mr. Peter Voss returned to the Company 5,120,332 shares of Company stock which he was holding, of which 2,866,245 shares were valued at $1,149,584 and have been treated as treasury stock.  The remaining 2,254,087 shares valued at $1,461,785 were cancelled. Additionally in 2005, it was uncertain whether Mr. Voss would return the shares and, accordingly, a reserve in the amount of $1,367,543 was established which was net of advances he made to the Company.  In 2006, the reserve was reversed. (See Note J to Financial Statements.)

During the year ended December 31, 2007, payments in the amount of $481,000 and $200,000 were made to Marino Investments Services, Pty, Ltd and Accrued Equities Pty, Ltd., respectively, to pay for additional expenses incurred with the on-going business development of Pachinko Parlors.  Both companies are controlled by Peter Voss, a major shareholder and Chief Executive Officer of the Company.  The company did not receive sufficient adequate supporting documentation to substantiate these expenditures and the company is not demanding repayment of these advances. Mr. Voss will provide sufficient adequate supporting documentation in 2008.

See Note D relating to the sale of the Australian subsidiary to the former Chief Financial Officer, Roger Davis.

In connection with the acquisition of SMS Text Media, Inc., a commission agreement was entered into between Robert Kohn, the Chief Executive Officer and Roy Sciacca, the former owner of SMS Text Media, Inc.  The agreement specifies that Roy Sciacca will pay Mr. Kohn a 10% commission

GLOBAL REALTY DEVELOPMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE G – RELATED PARTY TRANSACTIONS (CONTINUED)

based upon his proceeds from the sale of SMS Text Media, Inc. to Global up to $100,000 plus 300,000 shares of Global’s stock received.  Mr. Kohn only received the 300,000 shares of Global stock.  These shares were returned to the Company as part of the rescission agreement. (See Note S to the Financial Statement.)

NOTE H - INVENTORIES - LOTS HELD FOR RESALE

Inventories for the Australian land development companies consist of the following at December 31, 2006 and are included in the assets of discontinued operations - real estate sold at December 31, 2007:

December 31,
2006
Acquisition costs	$28,866,490
Development costs capitalized	1,748,049
Borrowing and holding costs capitalized	2,238,145
Provision for future losses	(3,383,572)
$29,469,112

NOTE I - PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following at December 31, 2006 and are included in the assets of discontinued operations - real estate sold at December 31, 2007:

	December 31,
	2006	Useful life
Land	$1,497,095
Buildings	434,233	30 years
Equipment	15,220	10 years
	1,946,548
Less: accumulated depreciation	35,034
	$1,911,514

NOTE J – CONVERTIBLE SUBORDINATED PROMISSORY NOTE

The Company issued a subordinated promissory note to Sapphire Development Limited in accordance with a settlement agreement dated August 20, 2005 and amended December 26, 2006.  (See Note G)  The note bears interest at the rate of 1% per annum, requires monthly principal and interest payments commencing on September 20, 2005 and was originally due on August 20, 2006.  At December 31, 2006, the note was in default.

On January 5, 2007, the note was paid in full with all associated costs and all sanctions were released against the company.

NOTE K - MORTGAGE NOTES PAYABLE

At December 31, 2006, mortgage notes payable aggregating $19,924,616 were secured by first mortgages on inventories of lots held for resale with interest rates ranging from 7.75% to 20% with a default rate of an additional 4%.  These mortgages were associated with the Australian

GLOBAL REALTY DEVELOPMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE K - MORTGAGE NOTES PAYABLE (CONTINUED)

subsidiaries which were sold on December 31, 2007.  The balance is included in Liabilities of Discontinued Operations - real estate at December 31, 2006.

NOTE L - LOANS FROM RELATED PARTIES - UNSECURED

As of December 31, 2007 and 2006, the outstanding balance of loans from related parties-unsecured made by Peter Voss, a principal shareholder and chief executive officer of the Company was $235,150.  These loans are unsecured, non-interest bearing and have no specific repayment date.

NOTE M - LOAN PAYABLE HALPERN CAPITAL

At December 31, the Company was indebted to Halpern Capital for $176,600 for fees due to them relating to the issuance of the $2,325,000 Senior Promissory Notes during the third and fourth quarters 2007.  Additionally, Halpern Capital advanced $55,000 for working capital in November 2007.  On January 1, 2008, these amounts due to Halpern Capital aggregating 231,600 were converted to Senior Promissory Notes.  Additionally, 694,800 warrants were issued at an exercise price of $0.30 per share.

NOTE N – SENIOR PROMISSORY NOTES/DERIVATIVE LIABILITIES-WARRANTS

During the third and fourth quarters of 2007, the Company sold an aggregate of 2,325,000 Offering Units to six investors for an aggregate purchase price of $2,325,000.  The Offering Units consist of (i) 12% Senior Promissory Notes in an aggregate principal amount of $2,325,000, (ii) warrants to purchase an aggregate of 6,975,000 shares of Company common stock, and (iii) unless the Company achieved a certain financing event, additional warrants (“Additional Warrants”) to purchase an aggregate of 2,325,000 shares of Company common stock.  The Company did not achieve the financing required by item (iii) and the Additional Warrants were issued on October 1, 2007.  In connection with the transaction and as part of the placement fee for the transaction, the Company accrued certain cash fees payable to Halpern Capital, Inc. and issued warrants to purchase a total of 651,000 shares of Company common stock representing 7% of the total of the warrants issued in the transaction (those issued with the notes and the Additional Warrants).  The notes are currently in default.

The Senior Promissory Notes (the “Notes”) are due between January and April 2008 unless extended by the Company for up to 180 additional days (i.e. through July and September 2008).  The principal of the Notes bear interest at 12% which increases to 16%, from the original due date until the Notes are paid in full, in the event the Company extends the maturity date.  The Notes are collateralized by certain “Beach Boys Collateral” which is memorabilia owned by the Company related to the Beach Boys band.  (See Note F.)  In the case of an event of default, as defined in the Note Agreement, the interest rate will be increased by 2% per month for each month the Notes are outstanding beyond the maturity dates of the extended maturity dates.  Events of default include, among other things a) failure to make required payments under the Notes, b) a proceeding being commenced against the Beach Boys Collateral, c) a judgment being entered against the Company for payment of in excess of $5,000,000 and d) events of default on other senior indebtedness.

The shares of common stock underlying the warrants to purchase common stock issued in connection with the Offering Units are subject to registration at the Company’s expense within

GLOBAL REALTY DEVELOPMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE N – SENIOR PROMISSORY NOTES/DERIVATIVE LIABILITIES-WARRANTS (CONTINUED)

120 days of the final closing under the Offering.  In the event the Company does not effect the registration of the warrant shares within the allotted timeframe, further additional warrants are issuable to the holders of the warrants.  As of December 31, 2007 the Company has not filed the registration statement nor has it incurred an obligation to issue any additional warrants pursuant to this provision.  The warrants contain anti-dilution provisions such that the exercise price will be adjusted in the event that the Company issues common stock for a per share price less than the exercise price of the warrants.  The warrants are exercisable at $0.30 per share.

The delivery of registered shares is not controlled by the Company and, therefore, under the provisions of FASB EITF 00-19, it is assumed that the company will be required to net-cash settle the warrants.  The warrants are considered derivative liabilities under the provisions of SFAS 133 and EITF 00-19.  The fair value of the warrants was determined by using the Black-Scholes Option Model.  Proceeds of the Offering Units were first allocated to the fair value of the warrants with the remainder allocated to the Notes.

As of December 31, 2007, the balance of the Notes included in Debentures Payable is $2,070,567 (representing the face value of the Notes of $2,325,000 and the unamortized discount of $254,433).   The fair value of the Derivative Liabilities – Warrants at December 31, 2007 is $1,660,530.  The effective interest rates on the Notes are in excess of 300% due to the allocation of a significant amount of the proceeds being allocated to the value of the warrants at inception.  During the six months ended December 31, 2007, the amount of discount amortized to income was $1,721,248.

The following factors were utilized by the Black Sholes pricing model to value the Derivative Liability:

Risk free rate	3.45%
Volatility	175.00%
Expected life	4.5 years
Dividend yield	0%

NOTE O - WARRANTS CONSIDERED DERIVATIVE LIABILITY

In October 2007, the Company issued warrants for the purchase of 212,321 common stock in payment for legal services previously rendered.  The warrants are exercisable at $0.30 per share and expire on October 18, 2009.  The warrants are immediately vested.  The warrants contain a provision for cashless exercise at the option of the holder based on the average of the trading price of the Company’s stock for the three days prior to exercise.  The warrants are subject to antidilution provisions upon the occurrence of certain events.  The fair value of the Derivative Liability for the warrants at December 31, 2007 is $22,458.

The warrants have been classified as liability derivatives for purposes of financial reporting.  The Black Sholes pricing model was used to value the warrants.  As of December 31, 2007, the parameters used to value the warrants were: risk free rate 3.05%, volatility 144%.

GLOBAL REALTY DEVELOPMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE P - INCOME TAXES AND DEFERRED INCOME TAXES

The Company follows Financial Accounting Statement No. 109 (SFAS No. 109).  Under this method, the Company recognizes a deferred tax liability or asset for temporary differences between the tax basis of an asset or liability and the related amount reported on the financial statements.  The principal types of differences, which are measured at the current tax rates, are net operating loss carry forwards. At December 31, 2007, these differences resulted in a deferred tax asset of approximately $1,043,000.  SFAS No. 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.  Since realization is not assured, the Company has recorded a valuation allowance for the entire deferred tax asset, and the accompanying financial statements do not reflect any net asset for deferred taxes at December 31, 2007.

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

For U.S. taxes, the Company’s net operating loss carry forwards amounted to approximately $3,476,000 at December 31, 2007 and will expire in 2027.

NOTE Q - STOCKHOLDERS’ EQUITY

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

On March 27, 2006, the Board of Directors authorized the issuance of 5,440,000 stock options under the 2006 Incentive Stock Option Plan to its Chief Executive officer at $1.05 per share.  3,440,000 shares are exercisable immediately and 2,000,000 shares are exercisable on March 31, 2007. The value of these options are calculated to be $4,889,775.  For the year ended December 31, 2006, $4,402,910 was charged to operations.

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

GLOBAL REALTY DEVELOPMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE Q - STOCKHOLDERS’ EQUITY (CONTINUED)

On May 4, 2006, the Board of Directors issued 2,100,000 shares of common stock to Redwood Consultants for services to be provided over the ensuing 12 months.  The shares were valued at $.94 per share or $1,974,000..  Consulting expense charged to operations during the year ended December 31, 2006 was $1,316,000.  Additionally, 1,000,000 warrants were issued @ $2.00 per share.  The warrants were exercisable immediately.  The fair value of the common stock warrants was calculated to be $111,285 which was charged to operations during the year ended December 31, 2006.

On June 12, 2006, the Company issued 90,000 shares of its common stock for professional fees incurred.  The shares were valued at $.70 per share aggregating $63,000 which was charged to operations during the year ended December 31, 2006.

On July 16, 2006 the Company issued 200,000 shares of its common stock for professional services to be incurred over a 12 month period. The shares were valued at  $.735 per share aggregating $147,000. During the year ended December 31, 2006, $73,500 was charged to operations.  Additionally, the company issued 200,000 common stock warrants in connection with professional services which are immediately exercisable.  The fair value of the common stock warrants was calculated to be $22,972 which was charged to operations during the year ended December 31, 2006.

On July 25, 2006 the Company issued 800,000 of its common shares for professional fees to be provided over the next year. The shares were valued at $.75 per share aggregating $600,000 of which $250,000 was charged to operations for the year ended December 31, 2006.

On August 29, 2006, the Board of Directors issued 4,000,000 shares of common stock and 2,000,000 warrants to acquire MJD Films, Inc. The shares were valued at  $.60 per share and the common stock warrants were valued at $.106 per common stock warrant. (See Note C to the Financial Statements).

On September 30, 2006 the Company issued 65,360 of its common stock for professional services.  The shares were valued at $.735 per share aggregating $48,040 which was charged to operations during the year ended December 31, 2006.

October 4, 2006, the Board of Directors issued 6,000,000 shares of common stock and 3,000,000 warrants for a 51% investment in TFM Group, LLC.  The shares were valued at .75 per share and the common stock warrants were valued at $.10 per warrant. (See  Note C to the Financial Statements).

During the quarter ended March 31, 2007, the Company recorded $608,581 in stock based compensation representing the current period expense of employee stock options issued in 2006 for the Chief Executive Officer and the Chief Financial Officer.

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

GLOBAL REALTY DEVELOPMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE Q - STOCKHOLDERS’ EQUITY (CONTINUED)

On July 19, 2007, the Company issued 10,000,000 shares of its common stock for the acquisition of SMS Tex Media, Inc.  The shares were valued at $.30 per share or $3,000,000.

On July 25, 2007, the Company issued 11,000,000 shares of its common stock for the purchase of the Beach Boys memorabilia collection that has been pledged as collateral for the 12% promissory notes.  The shares were valued at $.28 per share or $3,080,000.

On August 15, 2007, the Company issued 225,000 shares of its common stock for a commitment fee for consulting expenses.  The shares were valued at $.19 per share.  Consulting expense charged to operations for the year ended December 31, 2007 was $42,750.

On October 18, 2007, the Company issued 324,505 shares of its common stock for professional services.  The shares were valued at $.30 per share aggregating $96,351 which was charged to operations for year ended December 31, 2007.

NOTE R - STOCK OPTION AND WARRANT AGREEMENTS

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

Any Option  granted to an employee of the Company shall become  exercisable over a period of no longer  than five (5)  years,  and no less than  twenty percent  (20%) of the  shares  covered  thereby  shall  become  exercisable annually. No Option shall be exercisable, in whole or in part, prior to one (1) year from the date it is granted  unless the Board  shall  specifically determine otherwise.  In no event shall any Option be exercisable after the expiration of ten (10) years from the date it is granted,  and no Incentive Stock  Option  granted to a ten  percent  holder  shall,  by its terms,  be exercisable  after the  expiration  of five (5) years  from the date of the    Option.  Unless  otherwise  specified by the Board or the  Committee in the resolution authorizing such Option, the date of grant of an Option shall be deemed to be the date upon which the Board or the Committee  authorizes the granting of such Option.

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

Between March 31, 2006 and October 4, 2006,  the Company  issued  6,940,000 options and  6,200,000  warrants.  All options were issued to employees and all  warrants  were issued to  consultants  and for new  acquisitions.  All warrants  and  4,440,000  options  are  exercisable  immediately,  and  the remaining options are exercisable on March 31, 2007. Options expire 5

GLOBAL REALTY DEVELOPMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE R - STOCK OPTION AND WARRANT AGREEMENTS (CONTINUED)

years from the date of issuance and the warrants  expire three years from date of issuance. The following is a summary of the Company's options and warrants:

	Weighted		Weighted
	Options	Average	Warrants	Average
	Outstanding	Exercise Price	Outstanding	Exercise Price
Balance, December 31, 2005
Granted	6,940,000	$1.05	6,200,000	$1.06
Exercised	-	-	-	-
Cancelled	-	-	-	-

Balance, December 31, 2006	6,940,000	$1.05	6,200,000	$1.06
Granted (See Notes N and O
to Financial Statements)	-	-	9,512,321	0.30
Exercised	-	-	-	-
Cancelled	-	-	-	-
Balance, December 31, 2007	6,940,000	$1.05	15,712,321	$0.60

In 2006, the average  fair value of options  granted was $0.79 and the average  fair value of  warrants  granted  was $0.10. The fair value was  estimated  using binomial  lattice  option  pricing  models  based on the  weighted  average assumptions of:

	Options	Warrants
Risk-free rate	4.82%	4.53% - 5.13%
Volatility	180%	177% - 180.1%
Expected life	5 years	3 years
Dividend yield	0%	0%

The warrants issued in 2007 relate to the Senior Promissory Notes and the derivative warrants. See Notes N and O.

The following summarizes stock options and warrants outstanding and exercisable at December 31, 2007:

Exercise Price	Options Outstanding	Weighted Average Life	Weighted Average Exercise Price	Intrinsic Value	Warrants Outstanding	Weighted Average Life	Weighted Average Exercise Price	Intrinsic Value
$0.30	-	-	-	-	9,512,321	4.52	$0.30	-
$0.60	-	-	-	-	2,000,000	1.66	$0.60	-
$1.00	-	-	-	-	3,000,000	1.76	$1.00	-
$1.05	6,940,000	3.24	$1.05	-	-	-	-	-
$2.00	-	-	-	-	1,200,000	1.51	$2.00	-

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value based on stock options and warrants with exercise prices less than the Company’s closing stock price of $0.18 on December 31, 2007, which would have been received by the option and warrant holders had those option and warrant holders exercised their options or warrants as of that date.

During the years ended December 31, 2007 and 2006, the Company recognized $608,581 and $6,279,703, respectively, in expense related to the issuance of these options and warrants which was credited to Additional Paid-In Capital.

NOTE S - SUBSEQUENT EVENTS

On January 6, 2008, the Company issued a 12% Senior Promissory Note in the amount of $176,600 to Halpern Capital for cash fees due them in connection with the offering of 12% Senior Promissory Notes issued by the Company on various dates between July 16, 2007 and October 4, 2007. (See Note M to Financial Statements.)

On January 1, 2008, the Company issued two additional notes to Halpern Capital for $5,000 and $50,000 for advances Halpern Capital made to the Company during the fourth quarter for working capital.  The notes have the same term and conditions as previously issued notes.  (See Note M to Financial Statements.)

On January 31, 2008, the Board of Directors accepted the resignation of Roger Davis as a Director and Chief Financial Officer.  On that same date, Mr. Peter Voss was elevated to be Chairman and Chief Executive Officer replacing Mr. Robert Kohn who became the Company’s Chief Financial Officer.

On February 25, 2008, the Company received its first installment from Bayview concepts, PTY in the amount of $1,400,000 relating to the receivable of $4,000,000 on the sale of the Australian subsidiaries.

GLOBAL REALTY DEVELOPMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE S - SUBSEQUENT EVENTS (CONTINUED)

On March 2, 2008, Mr. Robert Kohn, Chief Financial Officer was paid $961,521 for 2007 salary and taxes of $241,440, 2006 bonus of $200,000 accrued in 2007, accrued 2006 and 2005 unpaid salary of $454,089, and interest of $65,992 on the previous unpaid expenditures.

On March 4, 2008, the Company terminated the December 28, 2007 Beach Boys Rescission Agreement due to the failure of Focus Solution to comply with the terms of the Agreement and the failure of Roy A. Sciacca and his business associates to complete the purchase of the Company’s interest in the TFM Group, MJD Films and the Unwind of the SMS Text Media transaction, collectively, which would have paid the Halpern Capital Note Holders and enabled the company to comply with the terms of the Beach Boys Rescission Agreement as intended in December 2007.

On April 4, 2008, the Company consummated the closing of, and become obligated under, a transaction to rescind the Company’s acquisition agreement dated July 19, 2007 with SMS Text Media, Inc., Aric Gastwirth, Rick Catinella and Roy A. Sciacca, the selling stockholders of SMS.  Under the terms of the rescission agreement, the company, SMS Text Media, Inc., and the selling stockholders agreed to rescind and unwind the acquisition agreement in its entirety  and to fully restore each to the position they were respectively in prior to entering into the acquisition agreement.  In connection with the rescission transaction, each party has agreed to re-deliver to the other all consideration respectively received by it in connection with the acquisition agreement as follows: (1) the selling stockholders agreed to return all 10 million shares of the Company’s common stock (should any part of the stock not be returned, a note will be issued to the Company based on a value of $0.15 per share) and (2) the return of all cash advanced by the Company to SMS Text Media, Inc. in the amount of $1,253,500.  The note bears interest at 12% and matures on June 30, 2008.  If the note is not paid when due, (1) a default penalty will be applied in an amount equal to 10% of the principal amount then due, and (2) the interest rate will increase to 20% until the note is paid in full.  The Company will have a first lien on all the assets of SMS Text Media, Inc.

The Company has arranged to borrow $85,000 from Accrued Equities for professional fees to complete its annual SEC Form 10K filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL REALTY DEVELOPMENT CORPORATION

By:	/s/ Robert Kohn
Robert Kohn
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Peter Voss	Director and Chief Executive Officer	May 16, 2008
Peter Voss

/s/ Robert Kohn	Director and Chief Financial Officer	May 16, 2008
Robert Kohn