Form 10-Q
period 2008-03-31
Global Realty Development Corp
filed 2008-06-02
CIK 1118629

 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

[X] For the quarterly period ended March 31, 2008 or

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _______________ to ____________________

Commission File Number: 000-32467

Global Realty Development Corp.
 (Name of registrant as specified in its charter)

Delaware	31-0360216
(Jurisdiction of organization)	(I.R.S. Employer Identification No.)

11555 Heron Bay Boulevard, Suite 200 Coral Springs, Florida 33176 (Address of principal executive offices) Issuer's telephone number: (954) 603-0522

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).  Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of May 28, 2008 the number of shares outstanding of the Issuer's common stock, par value $0.001, was 118,219,002.

Transitional Small Business Disclosure format (check one):  Yes ☐ No ☑

GLOBAL REALTY DEVELOPMENT CORP.
REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2008
TABLE OF CONTENTS

PART I.
FINANCIAL INFORMATION

PART II.
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	17

ITEM 1A. RISK FACTORS	17

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	18

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	17

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	17

ITEM 5. OTHER INFORMATION	18

ITEM 6. EXHIBITS	18

ITEM 1.  FINANCIAL STATEMENTS

GLOBAL REALTY DEVELOPMENT CORP.
CONSOLIDATED BALANCE SHEETS

	March 31	December 31,
	2008	2007
	(Unaudited)
ASSETS

Cash and cash equivalents	$52,270	$4,025
Note Receivable	2,600,000	4.000.000
Memorabilia Collection	1	1
Assets of Discontinued Operations-Entertainment Companies	3,703,173	3,706,759

TOTAL ASSETS	$6,355,444	$7,710,785

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable and other liabilities	$253,778	$159,799
Accrued interest expense	-	23,696
Accrued salaries, benefits, and expenses – related parties	75,680	961,521
Loans from related parties-unsecured	235,150	235,150
Loan Payable – Halpern Capital	-	231,600
Senior Promissory Notes	2,495,296	2,070,567
Derivative Liabilities-Warrants	1,727,286	1,682,988
Other taxes payable	10,675	10,675
Liabilities of Discontinued Operations – Entertainment Companies	365,372	362,063

Total Liabilities	5,163,237	5,738,059

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
no shares issued and outstanding		-
Common stock, $0.001 par value, 500,000,000 shares authorized,
118,239,002 shares issued and outstanding
at March 31, 2008 and December 31, 2007	118,239	118,239
Paid in capital	41,279,486	41,279,486
Accumulated other comprehensive income	-	-
Accumulated deficit	(39,055,934)	(38,275,415)
	2,341,791	3,122,310
Less: Treasury Stock, 2,254,087 shares at cost at March 31, 2008
And December 31. 2007	(1,149,584)	(1,149,584)

Total stockholders' equity	1,192,207	1,972,726
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,355,444	$7,710,785

See accompanying notes to financial statements.

GLOBAL REALTY DEVELOPMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31
	2008	2007

REVENUES
Other	$-	$-

Total Revenues	-	-

EXPENSES
Administrative	428,189	1,589,716

Total Expenses	428,189	1,589,716

OPERATING LOSS	(428,189)	(1,589,716)

OTHER INCOME (EXPENSES) Change in Value of Derivative Liability	123,472	-
Interest expense	(469,008)	-
Interest income	101	-
	(345,435)	-
LOSS FROM CONTINUING OPERATIONS	(773,624)	(1,589,716)

DISCONTINUED OPERATIONS
Income from discontinued operations of the Real Estate	-	247,741

Loss from discontinued operations of the
Entertainment Companies	(6,895)	(29,685)

Net income (loss) from discontinued operations	(6,895)	218,056

NET LOSS	$(780,519)	$(1,371,660)

Net (loss) income per common share
(basic & diluted)
From Continuing Operations	$(0.01)	$(0.02)
From Discontinued Operations	$-	$-

Weighted average common shares outstanding
(basic & diluted)	118,239,002	99,532,742

See accompanying notes to financial statements

GLOBAL REALTY DEVELOPMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended
	March 31, 2008
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(773,624)	$(1,589,716)
Adjustments to reconcile net loss to net cash
from operating activities:
Amortization of prepaid consulting expenses	-	680,250
Change in value of derivative liability	354,916	-
Stock based compensation	-	608,581
Decrease (increase) in assets:
Note Receivable	1,400,000	-
Increase (decrease) in liabilities:
Accounts payable	93,979	182,923
Accrued salaries and benefits	(885,841)	39,672
Accrued interest	(23,696)	(321,369)
Other taxes payable	-	(16,795)
Cash provided by (used in) continuing operations	165,734	(416,454)
Discontinued Operations
Income (Loss) from discontinued operations	(6,895)	218,056
Decrease in assets of discontinued operations- Real Estate	-	5,966,510
Increase in assets of discontinued operations-Entertainment Companies	3.586	(191,044)
Decrease in liabilities of discontinued operations- Real Estate	-	(3,299,464)
Increase in liabilities of discontinued operations-Entertainment Companies	3,309	219,040
	-	2,913,098

NET CASH PROVIDED BY OPERATING ACTIVITIES	165,734	2,496,644

CASH FLOWS FROM INVESTING ACTIVITIES:

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid for interest on notes	(117,489)	-
Convertible subordinated note	-	(2,400,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(117,489)	(2,400,000)

EFFECT OF EXCHANGE RATE OF CASH	-	55,220
NET INCREASE (DECREASE) IN CASH	48,245	151,864
CASH, beginning of year	4,025	2,016
CASH, end of period	$52,270	$153,880

SUPPLEMENTAL DATA
Issuance of debentures to pay loans	$231,600

See accompanying notes to financial statements

GLOBAL REALTY DEVELOPMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2008

NOTE A – CONDENSED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented.  Certain information and footnote disclosure, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed and omitted.  The results of operations for the three months ended March 31, 2008 are not indicative of the results of operations for the year ended December 31, 2008.  The condensed financial statements should be read in conjunction with the Company’s financial statements included in its annual Form 10 KSB for the year ended December 31, 2007.

NOTE B – GOING CONCERN

As indicated in the accompanying financial statements, the Company has an accumulated deficit of $39,055,934 at March 31, 2008.  Management’s plans include the raising of capital through the equity market and the generating of revenue through its business.  Failure to raise capital and generate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C- NOTE RECEIVABLE

The Company had a note receivable from Bayview Concepts Pty in the amount of $4,000,000 from the sale of the Australian subsidiaries.  On February 25, 2008, the first payment totaling $1,400,000 was received.  As of March 31, 2008, the balance of the note is $2,600,000.

NOTE D – RELATED PARTY

On March 2, 2008, Mr Robert Kohn, Chief Financial Officer was paid $961,521 for 2007 salary and taxes of $241,440, 2006 bonus of $200,000 accrued in 2007, accrued 2006 and 2005 unpaid salary of $454,089, and interest of $65,992 on the previous unpaid expenditures.

NOTE E - DISPOSITION –AUSTRALIAN REAL ESTATE SUBSIDIARIES

On December 31, 2007, the Company sold its 100% interest in its five Australian real estate corporations for the book value of its real estate assets aggregating $8,533,277 resulting in a gain on disposition of $85,948.  The companies were sold to Bayview Concepts Pty, a company owned by the Company’s former Chief Financial Officer, Roger Davis.

Previously reported results of operations for the three months ended March 31, 2007 have been reclassified as discontinued operations.  Summarized financial information for the Australian Real Estate Corporations is as follows for the three months ended March 31, 2007:

Income Statement Data:

Revenues	$1,015,285
Expenses	767,544
Income from discontinued operations	247,741

Balance Sheet Data:

Current Assets	$888,441
Inventory	22,900,247
Property and equipment	1,954,217
Total Assets	25,742,905
Current Liabilities	1,301,047
Secured Mortgages	16,809,147
Tax Liabilities	3,775,860
Total Liabilities	21,886,054
Net assets of discontinued operations	3,856,851

NOTE F – DISCONTINUED OPERATIONS

In December, 2007 the Company determined that it was in the best interests of the shareholders to focus its business on the acquisition of the Pachinko parlors and decided to discontinue operations of its Entertainment companies.  The Entertainment companies consist of MJD Films, Inc, TFM Group, LLC and SMS Text Media, Inc.  The Company is seeking to sell the entertainment assets in 2008.  There is no assurance that such sales will materialize.

Results of operations for the three months ended March 31, 2008 have been reported as discontinued operations.  Previously reported results of operations for the three months ended March 31, 2007 have been reclassified as discontinued operations to reflect this presentation.

Summarized financial information for the Entertainment Companies is as follows:

Income Statement Data:

	2008	2007
Revenues	0	0
Expenses	6,895	29,685
Loss from discontinued operations	(6,895)	(29,685)

Balance Sheet Data:

Current Assets	99,606	191,044
Goodwill	3,506,367	7,412,000
Property and equipment	97,200	0
Total Assets	3,703,173	7,603,044
Accounts Payable	100,333	219,040
Due to Related Parties	265,039	0
Total Liabilities	365,372	219,040
Net assets of discontinued operations	3,337,801	7,384,004

NOTE G – BEACH BOY MEMORABILIA COLLECTION

On March 4, 2008, the Company terminated the December 28, 2007 Beach Boys Rescission Agreement due to the failure of Focus Solution to comply with the terms of the Agreement and the failure of Roy A Sciacca and his business associates to complete the purchase of the Company’s interest in the TFM Group, MJD Films and the Unwind of the SMS Text Media transaction, collectively, which would have paid the Halpern Capital Note Holders and enabled the company to comply with the terms of the Beach Boys Rescission Agreement as intended in December 2007.

NOTE H – SENIOR PROMISSORY NOTES/DERIVATIVE LIABILITIES-WARRANTS

On January 1, 2008, loans payable to Halpern Capital in the amount of $231,600 were converted to Senior Promissory Notes. Additionally, 926,400 warrants were issued at an exercise price of $0.30 per share.

During the third and fourth quarters of 2007, the Company sold an aggregate of 2,325,000 Offering Units to six investors for an aggregate purchase price of $2,325,000.  The Offering Units consist of (i) 12% Senior Promissory Notes in an aggregate principal amount of $2,325,000, (ii) warrants to purchase an aggregate of 6,975,000 shares of Company common stock, and (iii) unless the Company achieved a certain financing event, additional warrants (“Additional Warrants”) to purchase an aggregate of 2,325,000 shares of Company common stock.  The Company did not achieve the financing required by item (iii) and the Additional Warrants were issued on October 1, 2007.  In connection with the transaction and as part of the placement fee for the transaction, the Company accrued certain cash fees payable to Halpern Capital, Inc. and issued warrants to purchase a total of 651,000 shares of Company common stock representing 7% of the total of the warrants issued in the transaction (those issued with the notes and the Additional Warrants). The warrants are exerciseable at $0.30 per share.  The notes are currently in default.

The Senior Promissory Notes (the “Notes”) are due between January and April 2008 unless extended by the Company for up to 180 additional days (i.e. through July and September 2008). As of the date of this filing, all notes have been extended. The principal of the Notes bear interest at 12% which increases to 16%, from the original due date until the Notes are paid in full, in the event the Company extends the maturity date.  The Notes are collateralized by certain “Beach Boys Collateral” which is memorabilia owned by the Company related to the Beach Boys band.  (See Note F.)  In the case of an event of default, as defined in the Note Agreement, the interest rate will be increased by 2% per month for each month the Notes are outstanding beyond the maturity dates of the extended maturity dates.  Events of default include, among other things a) failure to make required payments under the Notes, b) a proceeding being commenced against the Beach Boys Collateral, c) a judgment being entered against the Company for payment of in excess of $5,000,000 and d) events of default on other senior indebtedness.

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

As of March 31, 2008, the balance of the Notes included in Debentures Payable is $2,495,296           (representing the face value of the Notes of $2,556,600 and the unamortized discount of $61,304).   The fair value of the Derivative Liabilities – Warrants at March 31, 2008 is $1,705,456.  The effective interest rates on the Notes are in excess of 300% due to the allocation of a significant amount of the proceeds being allocated to the value of the warrants at inception.  During the three months ended March 31, 2008, the amount of discount amortized to income was $122,845.

The following factors were utilized by the Black Sholes pricing model to value the Derivative Liability:

Risk free rate	2.46%
Volatility	175.00%
Expected life	4.37 years
Dividend yield	0%

NOTE I – WARRANTS CONSIDERED DERIVATIVE LIABILITY

In October 2007, the Company issued warrants for the purchase of 212,321 common stock in payment for legal services previously rendered.  The warrants are exercisable at $0.30 per share and expire on October 18, 2009.  The warrants are immediately vested.  The warrants contain a provision for cashless exercise at the option of the holder based on the average of the trading price of the Company’s stock for the three days prior to exercise.  The warrants are subject to anti-dilution provisions upon the occurrence of certain events.  The fair value of the Derivative Liability for the Warrants at March 31, 2008 is $21,830.  For the quarter ended March 31, 2008, the change in value of the warrants is $627.

NOTE J – SUBSEQUENT EVENTS

On April 4, 2008 the Company consummated the closing of, and became obligated under, a transaction to rescind the Company’s acquisition agreement dated July 19, 2007 with SMS Text Media, Inc, Aric Gastwirth, Rick Catinella and Roy A Sciacca, the selling stockholders of SMS.  Under the terms of the rescission agreement, the company, SMS Text Media Inc., and the selling shareholders agreed to rescind and unwind the acquisition agreement in its entirety and to fully restore each to the position they were respectively in prior to entering into the acquisition agreement.  In connections with the rescission transaction, each party has agreed to re-deliver to the other all consideration respectively received by it in connection with the acquisition agreement as follows: (1) the selling stockholders agreed to return all 10 million shares of the Company’s common stock (should any part of the stock not be returned, a note will be issued to the Company based on a value of $.015 per share) and (2) the return of all cash advanced by the Company to SMS Text Media Inc. in the amount of $1,253,500.  The note bears interest at 12% and matures on June 30, 2008.  If the note is not paid when due, (1) a default penalty will be applied in an amount equal to 10% of the principal amount then due, and (2) the interest rate will increase to 20% until the note is paid in full.  The Company will have a first lien on all the assets of SMS Text Media, Inc.

On May 14, 2008 the Company arranged to borrow $85,000 from Accrued Equities for professional fees to complete its annual SEC Form 10K and 10Q filings. On May 12, 2008, $37,063.80 was funded.

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

Entertainment Operations

The Company acquired 100% of MJD Films, Inc. and a 51% profit participation in TFM Group, LLC in 2006.  The Company also acquired 77% of SMS Text Media in July 2007 and the Beach Boys Memorabilia assets.  The Company discontinued operations as of December 31, 2007 of all entertainment operations and assets.  The Company has been in the process of unwinding the acquisitions which occurred in 2007 and selling off of all remaining entertainment assets acquired in late 2006.  The Company is carrying all entertainment operations as discontinued operations.

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

Change in Value of Derivative Liability

The Company values the derivatives associated with the warrants from the Halpern Capital Bridge Loan as the warrants are considered derivative liabilities under the provisions of SFAS 133 and EITF 00-19 because the delivery of registered shares is not controlled by the Company.  Therefore, under the provisions of FASB EITF 00-19, it is assumed that the Company will be required to net-cash settle the warrants.  The fair value of the warrants was determined by using the Black-Scholes Option Model.  Proceeds of the Offering Units were first allocated to the fair value of the warrants with the remainder allocated to the Notes.

As of March 31, 2008, the balance of the Notes included in Debentures Payable is $2,495,296 (representing face value of the Notes of $2,380,000 and the unamortized discount of $195,296) the fair value of the Derivative Liabilities – Warrants at March 31, 2008 is $1,705,055.  The effective interest rate on the Notes is in excess of 300% due to the allocation of a significant amount of proceeds being allocated to the value of the warrants at inception.  During the three months ended March 31, 2008 the amount of discount amortized to income was $123,472.

Impairment of Long-Lived Assets

As required Under Statement of Financial Accounting Standards (“SFAS”) No. 144, our entertainment assets are subject to an annual assessment for impairment.  The impairment assessment requires us to compare the fair value of our entertainment assets to its carrying value to determine whether there is an indication that impairment exists.  Utilizing SFAS No. 144, we applied a fair value based test to determine an impairment assessment as required to determine the fair value of the assets.  We utilized the fair market value of the stock being returned for the Rescission of SMS Text Media; we determined that there was no fair market value for MJD based on our attempts to sell to third parties; and we reduced the value of our 51% participation in TFM based upon an impairment test which took into consideration discounted cash flows.  Based upon the above valuations we determined that an impairment of $8,117,350 existed for 2007. We therefore took a write down of $8,117,350 for the value of the entertainment assets in 2007.

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

Results of Operations

	Three Months Ended March 31
	2008	2007
Other	$-	$-

Total Revenues	-	-

EXPENSES
Administrative	428,189	1,589,716

Total Expenses	428,189	1,589,716

OPERATING LOSS	(428,189)	(1,589,716)

OTHER INCOME (EXPENSES) Change in Value of Derivative Liability	123,472	-
Interest expense	(469,008)	-
Interest income	101	-
	(345,435)	-

LOSS FROM CONINUING OPERATIONS	(773,624)	(1,589,716)

DISCONTINUED OPERATIONS
Income from discontinued operations of the Real Estate	-	247,741

Loss from discontinued operations of the
Entertainment Companies	(6,895)	(29,685)

Net income (loss) from discontinued operations	(6,895)	218,056

NET LOSS	$(780,519)	$(1,371,660)

THREE MONTHS ENDED MARCH 31, 2008 VS. THREE MONTHS ENDED MARCH 31, 2007

Revenues of $0 for the three month period ended March 31, 2008 as compared to $0 for the three month period ended March 31, 2007 reflect the results due to the discontinuance of operations.

Expenses from operations were $428,189 for the three month period ended March 31, 2008 as compared with $1,589,716 for the three month period ended March 31, 2007. The decrease from 2008 to 2007 is due primarily to the reduction of $1,277,919 in consulting and compensation fees and increase of $94,000 in accounting and auditing fees.

During the three month period ended March 31, 2008 the Company had a change in value of derivative liability of $123,472 as opposed to $0 for the three month period ended March 31, 2007.  This was due to the warrants issued in connection with the Halpern Capital Loan from July 2007 through January in 2008.

Interest expense of $469,008 for the three month period ended March 31, 2008 as compared with $0 for the three month period ended March 31, 2007 was due primarily to the issuance of Halpern Capital Notes from July 2007 through January 2008.

The Company had interest income of $101 for the three month period ended March 31, 2008 as compared to interest income of $0 for the three month period ended March 31, 2007 due to interest from cash in bank accounts.

The Company had income from discontinued operations of real estate of $0 for the three month period ended March 31, 2008 as compared to income from discontinued operations of real estate of $247,741 for the three month period ended March 31, 2007 due to the sale of the Eggersdorf property.

The Company had a loss from discontinued operations of the entertainment companies of $6,895 for the three month period ended March 31, 2008 as compared to a loss from discontinued operations of the entertainment companies of $29,685 for the three month period ended March 31, 2007 due to decreased operations.

During the three month period ended March 31, 2008 the Company had a net loss of $780,519 as compared to a loss of $1,589,716 for the three month period ended March 31, 2007.

The Company had $5,163,237 in accounts payable and other liabilities for the three month period ended March 31, 2008 as compared to $23,900,181 in accounts payable and other liabilities for the three month period ended March 31, 2007.  The primary differences are the liabilities associated with the discontinued operations of the Australian real estate companies.

Stockholders' equity was $1,192,207 for the three month period ended March 31, 2008 compared to $1,972,726 for the three month period ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations.  For the first three month period of 2008, because of the discontinued operations of the entertainment companies and the sale of the real estate subsidiaries, the Company had limited operating abilities, and, as a result, had negative cash flow from operations. The Company sold a property on January 5, 2007 which resulted in approximately $5.3 million in net cash flow to the Australian real estate operations.  The Company used $2.6 million of these funds to pay the Sapphire Note and the remaining monies for the real estate operations.  The Company is seeking to raise additional financing through public or private equity financing, bank financing or other sources of capital for the purposes of acquiring Pachinko parlors.  Global intends to sell its entertainment properties to pay back the Halpern Capital Note Holders and increase cash flows. We cannot predict whether we will be successful in selling our entertainment assets to pay back the Halpern Note Holders and we cannot predict whether we will be successful in obtaining sufficient capital to fund the acquisition of Pachinko parlors. If we are unable to obtain sufficient funds in the near future, such event will delay the development strategy of a roll-up of the Pachinko parlors and likely will have a material adverse impact on us and our business prospects.

Global’s cash and cash equivalents increased $48,245 during the three months ended March 31, 2008. Cash flows provided by operating activities of $165,734; cash flows provided by financing activities of $0 and the net effect of the exchange rate of cash of $0 were greater than cash flows used for interest on notes of $117,489.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES

a) Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, Peter Voss, (“CEO”), and Chief Financial Officer, Robert Kohn, (“CFO), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report (March 31, 2008).  Based on such evaluation, our CEO and CFO have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are ineffective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are ineffective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting at March 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of March 31, 2008, management identified significant deficiencies related to (i) the absence of U.S. GAAP expertise of an internal accounting staff, (ii) our internal audit functions and (iii) the absence of an Audit Committee which resulted in an ineffective system of internal control at March 31, 2008.  We were unable to timely file with the SEC this quarterly report and we received an “E” designation to our OTC Bulletin Board symbol.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of March 31, 2008.

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

b)  Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A  RISK FACTORS

Not required.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter of the fiscal year covered by this report, (i) the Company did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) the Company did not sell any unregistered equity securities.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

During the quarter of the fiscal year covered by this report, the Company is in default in its payment of interest on certain 12% Senior Promissory Notes (the “Notes”).  The Notes were issued during the third and fourth quarters of 2007 in connection with the sale of an aggregate of 2,325,000 offering units to six investors for an aggregate purchase price of $2,325,000.

The Notes are due between January and April 2008 unless extended by the Company for up to 180 additional days (i.e. through July and September 2008).  The principal of the Notes bear interest at 12% which increases to 16%, from the original due date until the Notes are paid in full, in the event the Company extends the maturity date.  The Notes are collateralized by certain “Beach Boys Collateral” which is memorabilia owned by the Company related to the Beach Boys band.  (See Note G)  In the case of an event of default, as defined in the 12% Senior Promissory Note Agreement, the interest rate will be increased by 2% per month for each month the Notes are outstanding beyond the maturity dates of the extended maturity dates.  Events of default include, among other things a) failure to make required payments under the Notes, b) a proceeding being commenced against the Beach Boys Collateral, c) a judgment being entered against the Company for payment of in excess of $5,000,000 and d) events of default on other senior indebtedness. The notes are currently in default.

There have not been any other defaults on any senior securities during the three months ended March 31, 2008.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the security holders of the Company, through the solicitation of proxies or otherwise, for a vote during the three months ended March 31, 2008.

ITEM 5 OTHER INFORMATION

During the quarter of the fiscal year covered by this report, the Company reported all information that was required to be disclosed in a report on Form 8-K.

ITEM 6 EXHIBITS

Exhibits:

Number	Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 2, 2008	By:	/s/ Peter Voss
Name: Peter Voss
Title: Chief Executive Officer

Date: June 2, 2008	By:	/s/ Robert Kohn
Name: Robert Kohn
Title: Chief Financial Officer