Form 10-Q
period 2008-06-30
Global Realty Development Corp
filed 2008-08-19
CIK 1118629

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

[X] For the quarterly period ended June 30, 2008 or

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

As of August 8, 2008 the number of shares outstanding of the Issuer's common stock, par value $0.001, was 118,219,002.

Transitional Small Business Disclosure format (check one):  Yes ☐ No ☑

GLOBAL REALTY DEVELOPMENT CORP.
REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2008
TABLE OF CONTENTS

PART I.
FINANCIAL INFORMATION

PART II.
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	20

ITEM 1A. RISK FACTORS	20

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	20

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	20

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	20

ITEM 5. OTHER INFORMATION	20

ITEM 6. EXHIBITS	20

Item 1. Financial Statements
GLOBAL REALTY DEVELOPMENT CORP.
CONSOLIDATED BALANCE SHEETS

	June 30	December 31,
	2008	2007
	(Unaudited)
ASSETS

Cash and cash equivalents	$1,479	$4,025
Notes Receivable	3,050,000	4,000,000
Interest receivable	60,833	-
Memorabilia Collection	1	1
Assets of Discontinued Operations- Entertainment Companies	-	3,706,759

TOTAL ASSETS	$3,112,313	$7,710,785

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable and other liabilities	366,462	159.799
Accrued interest expense	122,833	23,696
Accrued salaries and benefits	275,444	961,521
Loans from related parties-unsecured	272,214	235,150
Loan Payable-Halpern Capital	-	231,600
Senior Promissory Notes	2,556,600	2,070,567
Derivative Liability Warrants	1,392,005	1,682,988
Other taxes payable	15,025	10,675
Liabilities of Discontinued Operations-Entertainment Companies	167,446	362,063

Total Liabilities	5,168,029	5,738,059

Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
no shares issued and outstanding		-
Common stock, $0.001 par value, 500,000,000 shares authorized,
118,239,002 and 118,239,002 shares issued and 109,018,249 and 115,984,915 shares outstanding
at June 30, 2008 and December 31, 2007, respectively	118,239	118,239
Paid in capital	41,279,486	41,279,486
Accumulated other comprehensive income	-	-
Accumulated deficit	(41,253,857)	(38,275,415)
	143,868	3,122,310
Less: Treasury Stock 9,220,753 and 2,254,087 shares at cost at June 30,2008 and December 31, 2007	(2,199,584)	(1,149,584)

Total stockholders' equity (deficit)	(2,055,716)	1,972,726
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,112,313	$7,710,785

See accompanying notes to financial statements.

GLOBAL REALTY DEVELOPMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
REVENUES
Other	$-	$-	$-	$-

Total Revenue	-	-	-	-

EXPENSES
Administrative	403,670	609,902	831,859	2,199,618

Total Expenses	403,670	609,902	831,859	2,199,618

OPERATING LOSS	(403,670)	(609,902)	(831,859)	(2,199,618)

Change in Value of Derivative Liability	335,281	-	458,753	-
Interest expense	(185,140)	-	(654,148)	-
Interest Income	107,466	-	107,567	-
	257,607	-	(87,828)	-
LOSS FROM CONTINUING OPERATIONS	$(146,063)	$(609,902)	$(919,687)	$(2,199,618)

DISCONTINUED OPERATIONS

Income (Loss) from discontinued Operations of the Real Estate	-	(30,827)	-	216,914

Loss on disposition of discontinued Operations of SMS Text Media, Inc.	(1,166,321)		(1,166,321)

Loss from discontinued operations Of the Entertainment Companies	(888,113)	(29,188)	(892,434)	(58,873)

Net income (loss) from discontinued operations	(2,054,434)	(60,015)	(2,058,755)	158,041

NET LOSS	$(2,200,497)	$(669,917)	$(2,978,422)	$(2,041,577)

(loss) income per common share
(basic & diluted)
From Continuing Operations	$(0.001)	$(0.006)	$(0.008)	$(0.023)
From Discontinued Operations	$(0.018)	$(0.001)	$(0.018)	$0.002

Weighted average common shares outstanding
(basic & diluted)	113,713,176	96,675,596	114,830,219	96,734,414

See accompanying notes to financial statements

GLOBAL REALTY DEVELOPMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended
	June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(919,687)	$(2,199,618)
Adjustments to reconcile net loss to net cash
from operating activities:
Amortization of prepaid consulting expenses	-	1,031,500
Change in value of derivative liability	76,614	-
Stock based compensation	-	623,531
Decrease (increase) in assets:
Note Receivable	1,400,000	-
Interest Receivable	(107,446)	-
Prepaid Expenses		10,000
Increase (decrease) in liabilities:
Accounts payable	206,663	143,983
Accrued salaries and benefits	(686,077)	65,157
Accrued interest	99,137	(321,369)
Advance- Accrued Equities	37,064
Other taxes payable	4,350	55,205
Cash used in continuing operations	110,618	(591,611)
Discontinued Operations
Income (loss) from discontinued operations	(2,058,755)	158,041
Loss on disposition of discontinued operations-SMS Text Media, Inc	1.166.321
Decrease in assets of discontinued operations-Real Estate	-	4,754,420
Decrease (Increase) in assets of discontinued operations-Entertainment Companies	890,725	(111,869)
Decrease in liabilities of discontinued operations-Real Estate	-	(2,107,659)
Increase in liabilities of discontinued operations-Entertainment Companies	1,709	156,054
	-	2,849,287
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	110,618	2,257,676

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid for interest on notes	(113,164)	-
Convertible subordinated note	-	2,400,000
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(113,164)	2,400,000

EFFECT OF EXCHANGE RATE OF CASH	-	152,187
NET INCREASE (DECREASE) IN CASH	(2,546)	9,863
CASH, beginning of period	4,025	2,016
CASH, end of period	$1,479	$11,879

SUPPLEMENTAL DATA:
Non cash items
Issuance of debentures to pay loans	$231,600
Notes receivable-R Sciacca in connection with the unwind of SMS Text Media, Inc.	$1,666,827
Purchase of treasury stock in connection with the unwind of SMS text Media, Inc.	$1,050,000

Retirement of stock in exchange for payment of Related Party Receivable		$1,461,785
Capitalization of Taxes Payable		$730,528

See accompanying notes to financial statements

GLOBAL REALTY DEVELOPMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2008

NOTE A – CONDENSED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented.  Certain information and footnote disclosure, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted.  The results of operations for the six months ended June 30, 2008 are not indicative of the results of operations expected or anticipated for the year ended December 31, 2008.  The condensed financial statements should be read in conjunction with the Company’s financial statements included in its annual Form 10 KSB for the year ended December 31, 2007.

NOTE B – GOING CONCERN

As indicated in the accompanying financial statements, the Company has an accumulated deficit of $41,253,857 at June 30, 2008.  Management’s plans include the raising of capital through the equity market and the generating of revenue through its business.  Failure to raise capital and generate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C- NOTE RECEIVABLE

The Company has a note receivable from Bayview Concepts Pty in the amount of $4,000,000 from the sale of the Australian subsidiaries.  On February 25, 2008, the first payment totaling $1,400,000 was received.  As of June 30, 2008, the balance of the note is $2,600,000.  Interest is accrued at 7% from March 1, 2008 to September 30, 2008 and 15% from October 1, 2008 through the date of payment.  At June 30, 2008, the amount of interest due is $60,832.88.  A payment for $600,000 was due on May 31, 2008.  The Company did not receive that payment.  The balance of the note is due September 30, 2008.

The Company has two notes receivable from Roy Sciacca in the amounts of $1,211,827 and $455,000 from the rescission agreement to unwind the acquisition of SMS Text Media, Inc.  The note issued for $1,211,827 bears interest at 12% and matures on June 30, 2008.  The note has not been paid and is currently in default.  As of June 30, 2008, the Company has determined that there is no certainty that the note will be collected, and accordingly has recorded a provision for the full amount of the note.  The note receivable for $455,000 has been settled as of August 12, 2008. (See Note I).

NOTE D -   DISPOSITION –AUSTRALIAN REAL ESTATE SUBSIDIARIES

On December 31, 2007, the Company sold its 100% interest in its five Australian real estate corporations for the book value of its real estate assets aggregating $8,533,277 resulting in a gain on disposition of $85,948.  The companies were sold to Bayview Concepts Pty, a company owned by the Company’s former Chief Financial Officer, Roger Davis.

Previously reported results of operations for the six months ended June 30, 2007 have been reclassified as discontinued operations.  Summarized financial information for the Australian Real Estate Corporations is as follows for the six months ended June 30, 2007:

Income Statement Data:

Revenues	$1,630,561
Expenses	1,413,647
Income from discontinued operations	216,914

Balance Sheet Data:

Current Assets	$853,561
Inventory	24,194,783
Property and equipment	2,050,193
Total Assets	27,098,537
Current Liabilities	1,812,542
Secured Mortgages	17,216,550
Tax Liabilities	3,318,239
Total Liabilities	22,347,331
Net assets of discontinued operations	4,751,206

NOTE E – DISCONTINUED OPERATIONS

In December, 2007 the Company determined that it was in the best interests of the shareholders to focus its business on the acquisition of the Pachinko parlors and decided to discontinue operations of its Entertainment companies.  The Entertainment companies consist of MJD Films, Inc, TFM Group, LLC and SMS Text Media, Inc.  The Company is seeking to sell the entertainment assets in 2008.  There is no assurance that such sales will materialize.  As of June 30, 2008, the Company has determined that there is no value to the entertainment companies and accordingly has recorded a loss of $892,434 from discontinued operations.

Results of operations for the six months ended June 30, 2008 have been reported as discontinued operations.  Previously reported results of operations for the six months ended June 30, 2007 have been reclassified as discontinued operations to reflect this presentation.

Summarized financial information for the Entertainment Companies is as follows:

Income Statement Data:	2008	2007

Revenues	0	0
Expenses	892,434	58,873
Loss from discontinued operations	892,434	58,873
Loss on disposition of discontinued operations	1,166,321
Total loss	2,058,755	58,873

Balance Sheet Data:

Current Assets	0	111,869
Total Assets	0	7,523,869
Due to Related Parties	167,446	156,057
Total Liabilities	167,446	156,057
Net assets of discontinued operations	(167,446)	7,367,812

NOTE F – BEACH BOY MEMORABILIA COLLECTION

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

NOTE G - SENIOR PROMISSORY NOTES/DERIVATIVE LIABILITY-WARRANTS

On January 1, 2008, loans payable to Halpern Capital in the amount of $231,600 were converted to Senior Promissory Notes. Additionally, 926,400 warrants were issued at an exercise price of $0.30 per share.

During the third and fourth quarters of 2007, the Company sold an aggregate of 2,325,000 Offering Units to six investors for an aggregate purchase price of $2,325,000.  The Offering Units consist of (i) 12% Senior Promissory Notes in an aggregate principal amount of $2,325,000, (ii) warrants to purchase an aggregate of 6,975,000 shares of Company common stock, and (iii) unless the Company achieved a certain financing event, additional warrants (“Additional Warrants”) to purchase an aggregate of 2,325,000 shares of Company common stock.  The Company did not achieve the financing required by item (iii) and the Additional Warrants were issued on October 1, 2007.  In connection with the transaction and as part of the placement fee for the transaction, the Company accrued certain cash fees payable to Halpern Capital, Inc. and issued warrants to purchase a total of 651,000 shares of Company common stock representing 7% of the total of the warrants issued in the transaction (those issued with the notes and the Additional Warrants). The warrants are exercisable at $0.30 per share.  The notes are currently in default.

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

As of June 30, 2008, the balance of the Notes included in Debentures Payable is $2,679,433           (representing the face value of the Notes of $2,556,600 and accrued interest of $122,833).   The fair value of the Derivative Liabilities – Warrants at June 30, 2008 is $1,374,639.  The effective interest rates on the Notes are in excess of 300% due to the allocation of a significant amount of the proceeds being allocated to the value of the warrants at inception.  During the six months ended June 30, 2008, the amount of discount amortized to income was $453,663.

The following factors were utilized by the Black Sholes pricing model to value the Derivative Liability:

Risk free rate	2.91%
Volatility	175.00%
Expected life	4.13 years
Dividend yield	0%

NOTE H– WARRANTS CONSIDERED DERIVATIVE LIABILITY

In October 2007, the Company issued warrants for the purchase of 212,321 shares of common stock in payment for legal services previously rendered.  The warrants are exercisable at $0.30 per share and expire on October 18, 2009.  The warrants are immediately vested.  The warrants contain a provision for cashless exercise at the option of the holder based on the average of the trading price of the Company’s stock for the three days prior to exercise.  The warrants are subject to anti-dilution provisions upon the occurrence of certain events.  The fair value of the Derivative Liability for the Warrants at June 30, 2008 is $ 17,368.  For the quarter ended June 30, 2008, the change in value of the warrants is $4,462.

NOTE I – SMS TEXT MEDIA, INC – RESCISSION AGREEMENT

On April 4, 2008 the Company consummated the closing of, and became obligated under, a transaction to rescind the Company’s acquisition agreement dated July 19, 2007 with SMS Text Media, Inc, Aric Gastwirth, Rick Catinella and Roy A Sciacca, the selling stockholders of SMS.  Under the terms of the rescission agreement, the company, SMS Text Media Inc., and the selling shareholders agreed to rescind and unwind the acquisition agreement in its entirety and to fully restore each to the position they were respectively in prior to entering into the acquisition agreement.  In connections with the rescission transaction, each party has agreed to re-deliver to the other all consideration respectively received by it in connection with the acquisition agreement as follows: (1) the selling stockholders agreed to return all 10 million shares of the Company’s common stock (should any part of the stock not be returned, a note will be issued to the Company based on a value of $.015 per share) and (2) the return of all cash advanced by the Company to SMS Text Media Inc. in the amount of $1,253,500.  The note bears interest at 12% and matures on June 30, 2008.  If the note is not paid when due, (1) a default penalty will be applied in an amount equal to 10% of the principal amount then due, and (2) the interest rate will increase to 20% until the note is paid in full.  The Company will have a first lien on all the assets of SMS Text Media, Inc.  As of June 30, 2008, the Company has received 6,966,666 shares of common stock and a note receivable in the amount of $455,000 for the remaining 3,033,333 shares valued at $.15 per share.  The note issued for $1,211,827 representing the remaining balance of cash advanced by the Company to the selling shareholders has not been paid and is currently in default.  As of June 30, 2008, the Company has determined that the note may not be collected and has recorded a provision for the full amount of the note.  The note receivable for $455,000 representing the value of the remaining shares of stock has been settled in August, 2008 by the return of 3,000,000 shares of stock.  The difference of $5,000 has been recorded as a provision as of June 30, 2008.

NOTE J – RELATED PARTIES

The Company has arranged to borrow $85,000 from Accrued Equities, a Company controlled by Peter Voss for professional fees to complete its annual SEC Form 10K filing.  As of June 30, 2008, the amount advanced from Accrued Equities is $37,063 and is included in Loans from Related Parties-Unsecured.

NOTE K – SUBSEQUENT EVENTS

On July 29, 2008, the Company entered into an agreement with the 12% note holders (pending execution) whereby the Company will assign all the assets of TFM and MJD Films as well as the memorabilia collection and Sciacca Senior Promissory Note in order to temporarily suspend the current defaults under the 12% Senior Promissory Notes until September 1, 2008 and additionally temporarily suspend the requirement to pay current cash interest.  However, interest shall accrue and compound at the Note Rate, which shall remain at 18% until the Notes are repaid.  The note holders also have the rights to sell the assets assigned.

In August, 2008, the Company received the return of 3,000,000 shares of common stock as per the terms of the SMS Text Media, Inc. rescission agreement in settlement of the Note Receivable from R Sciacca.

Robert Kohn, the interim Chief Financial Officer since February 2008, resigned effective August 15, 2008.

       This 10Q has not been reviewed by Legal Counsel.

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

The Company to date had been primarily a commercial and residential land development company with properties located in Australia.  The  principal activities of the Company and its consolidated  subsidiaries include:  obtaining zoning and other  entitlements  for land it owns or controls through purchase or purchase   options  and  improving  the  land  for  commercial  and  residential development by building  roads,  putting in utilities and  subdividing the land.  Once the land owned by the Company is entitled, the Company may either sell unimproved land to other developers or homebuilders or sell improved land to other developers or homebuilders.

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

Entertainment Operations

The Company acquired 100% of MJD Films, Inc. and a 51% profit participation in TFM Group, LLC in 2006.  The Company also acquired 77% of SMS Text Media in July 2007 and the Beach Boys Memorabilia assets in April 2007.  The Company discontinued operations as of December 31, 2007 of all entertainment operations and assets.  The Company has been in the process of unwinding the acquisitions which occurred in 2007 and selling off of all remaining entertainment assets acquired in late 2006.  The Company is carrying all entertainment operations as discontinued operations.

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

As of June 30, 2008, the balance of the Notes included in Debentures Payable is $2,679,433 (representing the face value of the Notes of $2,556,600 and accrued interest of $122,833).   The fair value of the Derivative Liabilities – Warrants at June 30, 2008 is $1,374,639. The effective interest rate on the Notes is in excess of 300% due to the allocation of a significant amount of proceeds being allocated to the value of the warrants at inception.  During the six months ended June 30, 2008, the amount of discount amortized to income was $453,663.

Impairment of Long-Lived Assets

As required Under Statement of Financial Accounting Standards (“SFAS”) No. 144, our entertainment assets are subject to an annual assessment for impairment.  The impairment assessment requires us to compare the fair value of our entertainment assets to its carrying value to determine whether there is an indication that impairment exists.  Utilizing SFAS No. 144, we applied a fair value based test to determine an impairment assessment as required to determine the fair value of the assets.  We utilized the fair market value of the stock being returned for the Rescission of SMS Text Media; we determined that there was no fair market value for MJD based on our attempts to sell to third parties; and we reduced the value of our 51% participation in TFM based upon an impairment test which took into consideration discounted cash flows.  Based upon the above valuations we determined that an impairment of $8,117,350 existed for 2007. We therefore took a write down of $8,117,350 for the value of the entertainment assets in 2007.  At the end of June 2008 we received notification that the negotiation for the sale of TFM had stalled and therefore we took a further write down in June 2008 of $888,113 for TFM.  In June 2008, we re-evaluated the collectibility of the note receivable related to the disposition of SMS Text Media.  We were advised that the note would not be paid when due and that the intended sale to a third party would not occur.  Therefore, we determined to take the loss of $1,166,321 on the disposition of the sale of SMS Text Media, Inc.

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

Results of Operations

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
REVENUES
Other	$-	$-	$-	$-

Total Revenue	-	-	-	-

EXPENSES
Administrative	403,670	609,902	831,859	2,199,618

Total Expenses	403,670	609,902	831,859	2,199,618

OPERATING LOSS	(403,670)	(609,902)	(831,859)	(2,199,618)

Change in Value of Derivative Liability	335,281	-	458,753	-
Interest expense	(185,140)	-	(654,148)	-
Interest Income	107,466	-	107,567	-
	257,607	-	(87,828)	-
LOSS FROM CONTINUING OPERATIONS	$(146,063)	$(609,902)	$(919,687)	$(2,199,618)

DISCONTINUED OPERATIONS

Income (Loss) from discontinued Operations of the Real Estate	-	(30,827)	-	216,914

Loss on disposition of discontinued Operations of SMS Text Media, Inc.	(1,166,321)		(1,166,321)

Loss from discontinued operations Of the Entertainment Companies	(888,113)	(29,188)	(892,434)	(58,873)

Net income (loss) from discontinued operations	(2,054,434)	(60,015)	(2,058,755)	158,041

NET LOSS	$(2,200,497)	$(669,917)	$(2,978,422)	$(2,041,577)

THREE MONTHS ENDED JUNE 30, 2008 VS. THREE MONTHS ENDED JUNE 30, 2007

Revenues of $0 for the three month period ended June 30, 2008 as compared to $0 for the three month period ended June 30, 2007 reflect the results due to the discontinuance of operations.

Expenses from operations were $403,670 for the three month period ended June 30, 2008 as compared with $609,902 for the respective prior year period. The decrease from 2008 to 2007 is due primarily to decreases in expenses related to the amortization of pre-paid consulting services and stock based compensation.

During the three month period ended June 30, 2008 the Company had a change in value of derivative liability of $335,281 as opposed to $0 for the three month period ended June 30, 2007.  This was due to the warrants issued in connection with the Halpern Capital Loan from July 2007 through January in 2008.

Interest expense of $185,140 for the three month period ended June 30, 2008 as compared with $0 for the three month period ended June 30, 2007 was due primarily to the issuance of Halpern Capital Notes from July 2007 through January 2008.

The Company had interest income of $107,466 for the three month period ended June 30, 2008 as compared to interest income of $0 for the three month period ended June 30, 2007 due to interest from the note receivable from Bayview Capital related to the sale of the real estate in December 2007 and the note receivable from Roy Sciacca related to the unwind of SMS Text Media, Inc. in March of 2008.

The Company had a loss from discontinued operations of real estate of $0 for the three month period ended June 30, 2008 as compared to a loss from discontinued operations of real estate of $30,827 for the three month period ended June 30, 2007.

The Company had a loss from the disposition of the discontinued operations of SMS Text Media, Inc. for the three month period ended June 30, 2008 of $1,166,321 as opposed to $0 for the three month period ended June 30, 2007.  This loss was due to the write-off of a note receivable related to the SMS Text Media unwind.

The Company had a loss from discontinued operations of the entertainment companies of $888,113 for the three month period ended June 30, 2008 as compared to a loss from discontinued operations of the entertainment companies of $29,188 for the three month period ended June 30, 2007.  The Company as of June 30, 2008 revalued its 51% interest in the TFM Group.

During the three month period ended June 30, 2008 the Company had a net loss of $2,200,497 as compared to a net loss of $669,917 for the three month period ended June 30, 2007.  The primary increase in loss was due to the disposition of discontinued operations of SMS Text Media Inc. and the re-evaluation of the 51% interest in the TFM Group.

The Company had $366,462 in accounts payable and other liabilities for the period ended June 30, 2008 as compared to $24,357,017 in accounts payable and other liabilities for the period ended June 30, 2007.  The primary differences are the liabilities associated with the discontinued operations of the Australian real estate companies.

Stockholders' equity was $(2,055,716) for the period ending June 30, 2008 compared to $11,476,852 for the period ended June 30, 2007.

SIX MONTHS ENDED JUNE 30, 2008 VS. SIX MONTHS ENDED JUNE 30, 2007

Revenues of $0 for the six month period ended June 30, 2008 as compared to $0 for the six month period ended June 30, 2007 reflect the results due to the discontinuance of operations.

Expenses from operations were $831,859 for the six month period ended June 30, 2008 as compared with $2,199,618 for the respective prior year period. The decrease from 2008 to 2007 is due primarily to decreases in expenses related to the amortization of pre-paid consulting services and stock based compensation and reduction of        employees.

During the six month period ended June 30, 2008 the Company had a change in value of derivative liability of $458,753 as opposed to $0 for the six month period ended June 30, 2007.  This was due to the warrants issued in connection with the Halpern Capital Loan from July 2007 through January in 2008.

Interest expense of $654,148 for the six month period ended June 30, 2008 as compared with $0 for the six month period ended June 30, 2007 was due primarily to the issuance of Halpern Capital Notes from July 2007 through January 2008.
.

The Company had interest income of $107,567 for the six month period ended June 30, 2008 as compared to interest income of $0 for the six month period ended June 30, 2007 due to interest from the note receivable from Bayview Capital related to the sale of the real estate in December 2007and the note receivable from Roy Sciacca related to the unwind of SMS Text Media, Inc. in March of 2008.

The Company had $0 income from discontinued operations of real estate for the six month period ended June 30, 2008 as compared to income from discontinued operations of real estate of $216,914 for the six month period ended June 30, 2007 as a result of the sale of all real estate in December 2007.

The Company had a loss from the disposition of the discontinued operations of SMS Text Media, Inc. for the six month period ended June 30, 2008 of $1,166,321 as opposed to $0 for the six month period ended June 30, 2007.  This loss was due to the SMS Text Media unwind.

The Company had a loss from discontinued operations of the entertainment companies of $892,434 for the six month period ended June 30, 2008 as compared to a loss from discontinued operations of the entertainment companies of $58,873 for the six month period ended June 30, 2007 due to discontinuing all entertainment operations. The Company as of June 30, 2008 revalued its 51% interest in the TFM Group.

During the six month period ended June 30, 2008 the Company had a net loss of $2,978,442 as compared to a net loss of $2,041,577 for the six month period ended June 30, 2007.

The Company had a $23,990,555 decrease in accounts payable and other liabilities for the period ended June 30, 2008 as compared with a $5,139,155 decrease in accounts payable and other liabilities for the period ended June 30, 2007.  The primary decrease was due to the discontinued operations of the Australian real estate companies.

Stockholders' equity decreased by 4,028,442 to $(2,055,716) for the period ending June 30, 2008 compared to a decrease of $1,853,276 for the period ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations.  For the first six month period of 2008, because of the discontinued operations of the entertainment companies and the sale of the real estate subsidiaries, the Company had limited operating abilities, and, as a result, had negative cash flow from operations. The Company sold the real estate operations in December 2007 and received $1,400,000 in February 2008.  The Company used $961,521 of these funds to pay the last three years salary, reimburse advances from its former chief financial officer plus taxes.  The remainder of these funds paid interest expenses related to the senior promissory notes, accounting and audit fees and operations of the Company.  The Company is seeking to raise additional financing through public or private equity financing, bank financing or other sources of capital for the purposes of acquiring Pachinko parlors.  Global intends to sell its entertainment properties to pay back the Halpern Capital Note Holders and increase cash flows. We cannot predict whether we will be successful in selling our entertainment assets to pay back the Halpern Note Holders and we cannot predict whether we will be successful in obtaining sufficient capital to fund the acquisition of Pachinko parlors. If we are unable to obtain sufficient funds in the near future, such event will delay the development strategy of a roll-up of the Pachinko parlors and likely will have a material adverse impact on us and our business prospects.

Global’s cash and cash equivalents decreased $2,546 during the six months ended June 30, 2008. Cash flows provided by operating activities of $110,618; cash flows provided by financing activities of $0 and the net effect of the exchange rate of cash of $0 were less than cash flows used for interest on notes of $113,164.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and had minimal impact.on our results of operations, cash flows or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued. The Company adopted the provisions of FIN 157 beginning in the first quarter of 2008 with minimal impact.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES

a) Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, Peter Voss, (“CEO”), and Chief Financial Officer, Robert Kohn, (“CFO), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report (June 30, 2008).  Based on such evaluation, our CEO and CFO have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are ineffective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are ineffective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting at June 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of June 30, 2008, management identified significant deficiencies related to (i) the absence of U.S. GAAP expertise of an internal accounting staff, (ii) our internal audit functions and (iii) the absence of an Audit Committee which resulted in an ineffective system of internal control at June 30, 2008.  We were unable to timely file with the SEC this quarterly report and we received an “E” designation to our OTC Bulletin Board symbol.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of June 30, 2008.

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

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

During the quarter of the fiscal year covered by this report, the Company is in default in its payment of interest on certain 12% Senior Promissory Notes (the “Notes”).  The Notes were issued during the third and fourth quarters of 2007 in connection with the sale of an aggregate of 2,325,000 offering units to six investors for an aggregate purchase price of $2,325,000.  In the first quarter 2008 an additional 354,433 offering units were issued to two investors for an aggregate purchase price of $354,433.  The total outstanding Senior promissory Notes at June 30, 2008 are $2,679,433.

The Notes are due between January and July 2008 unless extended by the Company for up to 180 additional days (i.e. through July and December 2008).  The principal of the Notes bear interest at 12% which increases to 16%, from the original due date until the Notes are paid in full, in the event the Company extends the maturity date.  The Notes are collateralized by certain “Beach Boys Collateral” which is memorabilia owned by the Company related to the Beach Boys band.  (See Note G)  In the case of an event of default, as defined in the 12% Senior Promissory Note Agreement, the interest rate will be increased by 2% per month for each month the Notes are outstanding beyond the maturity dates of the extended maturity dates.  Events of default include, among other things a) failure to make required payments under the Notes, b) a proceeding being commenced against the Beach Boys Collateral, c) a judgment being entered against the Company for payment of in excess of $5,000,000 and d) events of default on other senior indebtedness. The notes are currently in default.

There have not been any other defaults on any senior securities during the three months ended June 30, 2008.

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

This 10Q has not been reviewed by Legal Counsel.

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

Date: August 19, 2008	By:	/s/ Peter Voss
Name: Peter Voss
Title: Chief Executive Officer and Chief Financial Officer